Form 10-K405
period 1995-01-31
JETRONIC INDUSTRIES INC
filed 1995-05-25
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  F O R M  10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission File Number
     January 31, 1995                                1-4124

                            JETRONIC INDUSTRIES, INC.

      Pennsylvania                                                23-1364981
- ------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

             4200 Mitchell Street, Philadelphia, Pennsylvania  19128
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  215-482-7660
                               ------------------
                               (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value                             American Stock Exchange
- ----------------------------                             -----------------------
      (Title of Class)                                      (Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.                     Yes  X     No
                                                              -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On April 10, 1995 the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $2,253,000.

On April 10, 1995 there were 3,604,499 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed:

                                                     Part of 10-K into which the
              Document                                Document is Incorporated
- ----------------------------------------             ---------------------------
Definitive Proxy Statement in connection             Part III, Items 10, 11, 12
 with annual meeting of shareholders to                      and 13
 be held in September 1995

                                     PART I

ITEM 1 - BUSINESS:
- ------------------

The Registrant, Jetronic Industries, Inc., together with its subsidiaries, is referred to as "the Company" unless the context clearly indicates otherwise. Effective July 31, 1992, holders of the Company's 10% and 14 1/2% Subordinated Convertible Debentures converted a portion of their bonds into common stock in satisfaction of mandatory principal payments required through June 1994 and December 1996, respectively. The Bondholders, in accordance with the terms of the Debentures, deferred payment of the accrued interest thereon until after FY 1994. In addition, effective July 31, 1992, Redeemable Preferred Stock was converted into common stock. In January 1992, certain trade creditors of the Company's retail furniture and appliance operation (Levin's) filed a petition to place Levin's in Chapter 7 of the United States Bankruptcy Code. Levin's has liquidated all of its assets. There have been no other significant developments related to the Company's business.


    Business segment and geographic information:
    --------------------------------------------
Summarized business segment information for 1995-1993 (in thousands) is as follows:

                                                      1995     1994       1993
                                                    -------   -------   -------
Net revenues:
  Electronic communication and navigation
    equipment                                       $ 5,763   $ 5,756   $ 5,998
  Energy conversion products group                   16,183    15,994    20,134
                                                    -------   -------   -------
     Consolidated                                   $21,946   $21,750   $26,132
                                                    =======   =======   =======

Operating profit (loss):
  Electronic communication and navigation
    equipment                                       $ 1,017   $   797   $   558
  Energy conversion products group                    1,368     1,352     1,577
  Net corporate expenses                           (  2,408) (  1,947) (  2,014)
                                                    -------   -------   -------
     Consolidated                                  ($    23)  $   202   $   121
                                                    =======   =======   =======


Identifiable assets:
  Electronic communication and navigation
     equipment                                      $ 2,503   $ 3,105   $ 2,246
  Energy conversion products group                    8,045     5,946     7,076
                                                    -------   -------   -------
     Total                                           10,548     9,051     9,322
  Other corporate assets                              1,017     1,365     1,754
                                                    -------   -------   -------
     Consolidated                                   $11,565   $10,416   $11,076
                                                    =======   =======   =======

Depreciation expense:
  Electronic communication and navigation
    equipment                                       $   193   $   221   $   220
  Energy conversion products group                      126       125       126
                                                    -------   -------   -------
     Consolidated                                   $   319   $   346   $   346
                                                    =======   =======   =======

                                                      1995      1994     1993
                                                    -------   -------   -------
Capital expenditures:
  Electronic communication and navigation
    equipment                                       $    45   $    51   $   163
  Energy conversion products group                      239        66       117
                                                    -------   -------   -------
     Consolidated                                   $   284   $   117   $   280
                                                    =======   =======   =======





Operating profit is total revenue less operating expenses. In computing operating profit by segment, none of the following items has been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally prepaid and other assets.

During 1995-1993, respectively, contracts with United States Government agencies accounted for approximately $2,903,000, $3,080,000 and $5,495,000 of total sales in the electronic communication and navigation equipment and energy conversion products group segments.


    Description of the business:
    ----------------------------

Jetronic was incorporated in the Commonwealth of Pennsylvania on January 12, 1951.

Jetronic is engaged in the design, development, manufacture, distribution and sale of electronic equipment and marine products for commercial and government use through its "Electronics" and "Transchem" divisions and Redco subsidiary.

The Electronics Division (electronic communication and navigation equipment) designs, manufactures and distributes a wide variety of electronic equipment and marine products. The responsibility for sales of this division is segregated into two separate marketing groups:

    1. The Contracts subdivision manufactures, to customer specification, electronic instruments, digital data control terminals, and broadcast and communications equipment.

    2. The Ray Jefferson subdivision, under the trade name "Ray Jeff", markets its own name marine electronic communications and navigation equipment and accessory instruments, including marine radio telephones, marine antennas, LORAN, global positioning systems (GPS) and accessory products primarily for the pleasure boat industry.

The Transchem Division (energy conversion products group) manufactures and markets, primarily for the aircraft and aerospace industries, precision solid state power supplies, tactical intercommunication systems, instrumentation systems and ground support/checkout systems.

Redco, Inc. (energy conversion products group) manufactures and markets paralleling and nonparalleling electrical switchgear and control systems, along with the metal enclosures in which the equipment is housed. Redco, Inc. supplies standardized control panels on a regular basis to major domestic engine manufacturers (principally Caterpillar, Inc.) and designs, builds and installs complex cogeneration control systems.

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition, except for the Ray Jefferson subdivision, which is believed to be a factor in the area of marine electronic equipment. The five largest commercial customers of the energy conversion products group accounted for 85% of that group's sales, one of which accounted for 65%. The five largest commercial customers of the Ray Jefferson subdivision accounted for 34% of that division's sales, one of which accounted for 12%. Prime contract sales to the U.S. Government accounted for 2% of the sales of the energy conversion products group and 46% of the electronic and navigation equipment business, or 13% of Jetronic sales. At January 31, 1995, the total backlog of orders amounted to $6,662,000 of which $149,000 consisted of direct U.S. Government business. At January 31, 1994, the total backlog was $5,592,000 of which $2,046,000 consisted of direct U.S. Government business. Of the backlog at January 31, 1995, 2% represents orders of the Electronics Division and 98% represents orders of the Energy Conversion Products Group. All of the backlog is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in obtaining its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 1995, 1994 and 1993 Jetronic expended $26,000, $46,000 and $43,000 respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are expected to be near 1995 levels. Environmental controls have not had a material effect on operations. At January 31, 1995, Jetronic employed approximately 158 people.


ITEM 2 - PROPERTIES:
- --------------------

Redco owns a building (36,000 square feet) in Peoria, Illinois, which houses its administrative offices, warehousing and manufacturing space. This property is collateral for $342,000 of long-term debt.

Jetronic and Redco presently have the following leaseholds:

                                                              Square      Lease
 Operating entity         Location              Use            feet      expires
 ----------------         --------              ---           ------     -------
Jetronic              Philadelphia, PA    Manufacturing,     29,000        6/98
                                            Warehousing
                                            and Offices
Transchem Division    Corona, CA          Manufacturing      21,000       11/98
                                            and Offices
Redco                 Peoria, IL          Manufacturing      18,000        4/95

Owned and leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.


ITEM 3 - LEGAL PROCEEDINGS:
- ---------------------------

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary engaged in the retail furniture and appliance business ("Levin's"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On March 5, 1992, the case was converted to a proceeding under Chapter 11 of the United States Bankruptcy Court and on June 10, 1992, the case reverted to a Chapter 7 proceeding. The Trustee appointed to administer the assets of Levin's bankrupt estate was authorized to engage counsel for the limited purpose of investigating and bringing claims against Levin's officers, directors and affiliated entities. The Company has been made aware that the Trustee may assert claims against the Company relating to inter-company transactions between the Company and Levin's. No claims have been asserted as of the date hereof. Management of the Company believes that any such claims, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS:
- ---------------------------------

None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
STOCK AND RELATED SECURITY HOLDER MATTERS:
- -------------------------------------------

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:

                                 1995              1994
                             ------------        ------------
                 Quarter     High     Low       High       Low
                 -------     ----     ---       ----       ---
                 First      $1 5/8  1 1/16    $1         $  11/16
                 Second      1 1/4     5/8     1 7/16        1/2
                 Third         7/8     5/8     1 9/16     1
                 Fourth        3/4     3/8     2 7/16     1

As of April 17, 1995, there were approximately 1,807 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See Note 5 to Consolidated Financial Statements for a discussion of dividend restrictions.


ITEM 6 - SELECTED FINANCIAL DATA:
- ---------------------------------

                                           For the year ended January 31,
                                 ---------------------------------------------
                                 1995      1994      1993      1992       1991
                                 ----      ----      ----      ----       ----
                                     (in thousands, except per share data)

Revenues                       $21,946   $21,750   $26,132   $28,865    $29,769
Income (loss) from
  continuing operations        $    54   $   185   $    59  ($   369)  ($ 1,263)
Income (loss) from continuing
  operations per share         $   .01   $   .05   $   .02  ($   .15)  ($   .51)
Total assets                   $11,565   $10,416   $11,076   $13,389    $16,412
Long-term debt                 $ 4,393   $ 4,516   $ 4,331   $ 6,738    $ 7,266


No cash dividends have been declared in the past five years.

See Note 9 to Consolidated Financial Statements for information concerning discontinued operations.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
- ------------------------------------------------

    Results of operations:
    ----------------------

In the following commentary, "Operating Profit" is total revenue less operating expenses. In computing operating profit or loss, none of the following items have been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes. The following should be read in conjunction with Business segment and geographic information on pages 1 and 2.


    1995 compared with 1994:
    ------------------------

The Company reported revenues of $21,946,000 and an operating loss of $23,000 for the year ended January 31, 1995 (1995) compared to revenues of $21,750,000 and an operating profit of $202,000 for the year ended January 31, 1994 (1994).

The electronic communication and navigation equipment operations reported revenues of $5,763,000 and an operating profit of $1,017,000 for 1995 compared to revenues of $5,756,000 and an operating profit of $797,000 for 1994. The increase in profitability is primarily attributable to efficiencies experienced in larger manufactured quantities under finalized government contract programs. The Company continues to experience competitive pricing pressures which affect margins of its proprietary marine products.

The energy conversion products group reported revenues of $16,183,000 and an operating profit of $1,368,000 for 1995 compared to revenues of $15,994,000 and an operating profit of $1,352,000 for 1994. Both revenues and profitability were relatively flat between years, however there existed a strong backlog of custom switchgear business at January 31, 1995 which should positively impact the first quarter FY 1996 results. The softness noted in the solid state power supply business has shown some signs of recovery and is expected to have an impact on FY 1996 results.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,408,000 in 1995 compared to $1,947,000 in 1994. Interest expense has increased as a result of the increase in the prime rate. Also, a one-time charge of $259,000 for the cancellation of accrued interest related to stock subscriptions is reflected in FY 1995.

    1994 compared with 1993:
    ------------------------

The Company reported revenues of $21,750,000 and an operating profit of $202,000 for the year ended January 31, 1994 (1994) compared to revenues of $26,132,000 and an operating profit of $121,000 for the year ended January 31, 1993 (1993).

The electronic communication and navigation equipment operations reported revenues of $5,756,000 and an operating profit of $797,000 for 1994 compared to revenues of $5,998,000 and an operating profit of $558,000 for 1993. The increase in profitability is attributable to increased deliveries under the existing U.S. Government contract coupled with the positive impact of cost conservation measures. The decrease in revenues is attributable to the marine electronic and communication business which continues to be affected by the economy in general and the softness in the consumer marine market.

The energy conversion products group reported revenues of $15,994,000 and an operating profit of $1,352,000 for 1994 compared to revenues of $20,134,000 and an operating profit of $1,577,000 in 1993. There was a substantial delivery of custom switchgear equipment in 1993 which was not replicated in 1994 and is evidenced by decreased revenues and profitability. Coupled therewith was a softness in the solid state power supply business.

Net corporate expenses, comprised of interest expense and general corporate items, were $1,947,000 in 1994 compared to $2,014,000 in 1993.


     Liquidity and capital resources:
     --------------------------------

During 1995 and 1994 the operations of the Company and its subsidiaries were financed by several lending institutions under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of January 31, 1995, such borrowings amounted to $1,844,000 with an additional availability based on the various formulae of $946,000. The Company's line of credit agreement with its current lender expires on June 30, 1996.

At this time, there are no material commitments for capital expenditures. Cash requirements for the next fiscal year should increase by approximately five percent based upon the Company's plans for business expansion. Based upon the availability of funds under the various existing financing arrangements the Company deems its liquidity to be adequate.

The Company changed its method of accounting for income taxes effective February 1, 1993 by adopting Statement of Accounting Standards (SFAS) No. 109 on a cumulative basis. The effect on the Company's financial statements was not material.

ITEM 8 - FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA:
- ---------------------------------

                                      INDEX

                                                                         Page(s)
                                                                         -------
Independent auditors' reports                                             9 - 10

Financial statements:

  Consolidated balance sheets                                               11
  Consolidated statements of operations                                     12
  Consolidated statements of changes in
    shareholders' equity (deficit)                                          13
  Consolidated statements of cash flows                                     14
  Notes to consolidated financial statements                             15 - 22

Financial statement schedule:

  Valuation and qualifying accounts (Schedule II)                           23

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and
 Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheet of Jetronic Industries, Inc. and subsidiaries as of January 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jetronic Industries, Inc. and subsidiaries as of January 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended January 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ASHER & COMPANY, LTD.



Philadelphia, Pennsylvania
April 21, 1995, except as to Note 5,
which is as of May 24, 1995

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and
 Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheet of Jetronic Industries, Inc. and subsidiaries as of January 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended January 31, 1994. Our audits also include the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jetronic Industries, Inc. and subsidiaries as of January 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for each of the two years in the period ended January 31, 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective February 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
April 19, 1994

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      January 31,
                                                 --------------------
                                                 1995            1994
                                                 ----            ----
                                     ASSETS

Current assets:
  Cash                                       $   144,000    $   217,000
  Accounts receivable, net - Notes 2 and 5     2,852,000      2,212,000
  Inventories - Notes 3 and 5                  6,175,000      5,215,000
  Prepaid expenses and other current assets      575,000        588,000
                                             -----------    -----------
          Total current assets                 9,746,000      8,232,000

Property, plant and equipment at cost, less
  accumulated depreciation - Notes 4 and 5     1,217,000      1,254,000
Goodwill - Note 1                                321,000        331,000
Other assets                                     281,000        599,000
                                             -----------    -----------
                                             $11,565,000    $10,416,000
                                             ===========    ===========




                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable - Note 5                     $ 1,844,000    $ 1,210,000
  Current portion of long-term debt - Note 5     135,000        130,000
  Accounts payable                             1,729,000      1,197,000
  Other accrued liabilities                      908,000        653,000
  Reserve for reorganization - Note 9            175,000        421,000
  Deferred interest - Note 5                                  1,022,000
                                             -----------    -----------
         Total current liabilities             4,791,000      4,633,000
Deferred interest - Note 5                     1,060,000
Long-term debt - Note 5                        4,393,000      4,516,000
                                             -----------    -----------
                                              10,244,000      9,149,000
                                             -----------    -----------



Commitments and contingencies - Note 9

Redeemable preferred stock, $1.85 stated value - shares authorized, 577,400; issued and outstanding, none - Notes 5 and 6

Shareholders' equity:
  Common stock, par value $.10 - shares
   authorized, 10,000,000; issued and
   outstanding 3,604,499 in 1995 and
   3,722,199 in 1994 - Notes 5, 6 and 7          361,000        373,000
  Capital in excess of par value              12,569,000     12,815,000
  Retained earnings (deficit)-Notes
    5, 6 and 7                              ( 11,609,000)  ( 11,663,000)
  Receivables arising from exercise of
   stock options - Note 7                                  (    258,000)
                                             -----------    -----------
           Total shareholders' equity          1,321,000      1,267,000
                                             -----------    -----------
                                             $11,565,000    $10,416,000
                                             ===========    ===========



See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Year ended January 31,
                                           --------------------------------
                                           1995           1994         1993
                                           ----           ----         ----

Net sales                              $21,946,000    $21,750,000  $26,132,000


Costs and expenses:

  Cost of goods sold                    17,957,000     18,086,000   22,029,000
  Selling, general and administrative
    expenses                             3,045,000      2,576,000    2,831,000
  Interest and debt expense - Note 5       967,000        886,000    1,151,000
                                       -----------    -----------  -----------
                                        21,969,000     21,548,000   26,011,000
                                       -----------    -----------  -----------

Income (loss) from operations before
  income taxes and extraordinary item (     23,000)       202,000      121,000
Provision for (benefit from) income
  taxes - Note 7                      (     77,000)        17,000       62,000
                                       -----------    -----------  -----------
Income from operations                      54,000        185,000       59,000

Extraordinary item - Note 7                                             23,000
                                       -----------    -----------  -----------
Net income                             $    54,000    $   185,000  $    82,000
                                       ===========    ===========  ===========


Net income per share (Note 1):

  Income from operations                     $ .01          $ .05        $ .02
  Extraordinary item                                                       .01
                                       -----------    -----------  -----------

Net income                                   $ .01          $ .05        $ .03
                                       ===========    ===========  ===========

















See notes to consolidated financial statements.



                                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                     Common Stock        Capital in       Retained         Stock
                                ----------------------    excess of       earnings        option
                                Shares         Amount     par value       (deficit)     receivables            Total
                                ------         ------    -----------      ---------     -----------         ----------
Balance, January 31, 1992     2,457,412       $246,000    $9,473,000    ($11,930,000)    ($258,000)        ($2,469,000)

Conversion of preferred
  stock                         817,579         82,000       689,000                                           771,000

Conversion of subordinated
  debentures                    447,208         45,000     2,653,000                                         2,698,000

Net income, year ended
  January 31, 1993                                                            82,000                            82,000
                              ---------       --------   -----------     -----------      --------          ----------
Balance, January 31, 1993     3,722,199        373,000    12,815,000    ( 11,848,000)    ( 258,000)          1,082,000

Net income, year ended
  January 31, 1994                                                           185,000                           185,000
                              ---------       --------   -----------     -----------      --------          ----------
Balance, January 31, 1994     3,722,199        373,000    12,815,000    ( 11,663,000)    ( 258,000)          1,267,000

Recision of stock
  option subscriptions -
  Note 6                     (  117,700)     (  12,000) (    246,000)                      258,000

Net income, year ended
  January 31, 1995                                                            54,000                            54,000
                              ---------       --------   -----------     -----------      --------          ----------
Balance, January 31, 1995     3,604,499       $361,000   $12,569,000    ($11,609,000)        -0-            $1,321,000
                              =========       ========   ===========     ===========      ========          ==========




See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended January 31,
                                        -------------------------------------
                                           1995          1994         1993
                                        ----------    ----------   ----------
Cash flows from operating activities:
  Net income                            $   54,000    $  185,000   $   82,000
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization          412,000       346,000      346,000
    Change in goodwill                      10,000        10,000       10,000
    Interest cancellation                  259,000
    Deferred taxes                     (    88,000)
    Changes in assets and liabilities:
     Accounts receivable               (   640,000)      992,000    1,568,000
     Inventories                       (   960,000)  ( 1,328,000)     583,000
     Prepaid expenses and other             13,000   (   237,000)     168,000
     Other assets                           54,000   (   160,000)       4,000
     Accounts payable                      532,000       212,000  (   908,000)
     Other liabilities                      47,000   (   352,000) (   228,000)
                                        ----------    ----------   ----------
     Total adjustments                 (   361,000)  (   517,000)   1,543,000
                                        ----------    ----------   ----------
           Net cash provided (used) by
            operating activities       (   307,000)  (   332,000)   1,625,000
                                        ----------    ----------   ----------
Cash flows used by investing
  activities:
  Capital expenditures, net of
    disposals                          (   282,000)  (   116,000) (   234,000)
                                        ----------    ----------   ----------
Cash flows from (used by) financing
  activities:
    Net borrowings (repayments)
     to lenders                            634,000   (   962,000) (   903,000)
    Principal payments on
     long-term debt                    (   118,000)  (   107,000) (   267,000)
     Proceeds from long-term debt                         364,000
                                        ----------    ----------   ----------
          Net cash from (used by)
            financing activities           516,000   (   705,000) ( 1,170,000)
                                        ----------    ----------   ----------
Net increase (decrease) in cash        (    73,000)  ( 1,153,000)     221,000
Cash, beginning of year                    217,000     1,370,000    1,149,000
                                        ----------    ----------   ----------
Cash, end of year                       $  144,000    $  217,000   $1,370,000
                                        ==========    ==========   ==========

Supplemental disclosures of cash
  flow information:
  Interest paid during the year         $  230,000    $  594,000   $  546,000
                                        ==========    ==========   ==========


  Income taxes paid during the year     $    6,000    $    9,000   $   64,000
                                        ==========    ==========   ==========




Supplemental disclosure of non-cash investing and financing information:
  See Notes 5 and 6 for a description of conversion of Subordinated Debentures and Preferred Stock.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of consolidation:
    ----------------------------
The consolidated financial statements include the accounts of Jetronic Industries, Inc. ("Jetronic") and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

    Inventories:
    ------------
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for electronics and a portion of energy conversion products (19% of consolidated inventory) and on the first-in, first-out (FIFO) method for the remaining portion of energy conversion products. Progress billings in advance of delivery reduce inventory.

    Property, plant and equipment:
    ------------------------------
Property, plant and equipment includes the cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets. Expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed principally on the straight-line method over the anticipated useful lives of the respective assets.

    Goodwill:
    ---------
Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $85,000 in 1995 and $75,000 in 1994, respectively.

    Revenue recognition:
    --------------------
Sales of products under long-term contracts involving definable end items are recognized as shipments are made.

    Research and development costs:
    -------------------------------
Research and development costs are charged to expense as incurred. Such costs amounted to $26,000, $46,000 and $43,000 in 1995 - 1993, respectively.

    Income taxes:
    -------------
Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). There was no cumulative effect on prior years as a result of this change in accounting principle. Under SFAS No. 109 the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. Prior to February 1, 1993, in accordance with APB No. 11, utilization of net operating losses in periods other than that in which they were incurred were classified as extraordinary items.

                            JETRONIC INDUSTRIES, INC.

    Per share data:
    ---------------
Common share and common share equivalent per share data are based on the weighted average number of common shares outstanding and of common share equivalents deemed to be outstanding during the year, except when dilutive. Common share equivalents are represented by stock options and warrants reduced by the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants and common stock assumed to have been issued for the Series A Preferred Stock.

When dilutive, the computation of fully diluted per share data is based on the weighted average number of common and common equivalent shares as if the 14-1/2% and the 10% convertible debentures and the Series B Preferred Stock had been converted into common stock at the beginning of the respective periods after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. There was no dilution in 1995, 1994 or 1993.

The weighted average number of common and common equivalent shares used to compute primary per share data was 3,722,000 in 1995, 3,768,000 in 1994 and 3,090,000 in 1993.

NOTE 2 - ACCOUNTS RECEIVABLE:

                                           January 31,
                                   --------------------------
                                       1995          1994
                                   -----------    -----------
Trade                              $ 2,880,000    $ 2,238,000
Allowance for doubtful accounts    (    28,000)  (     26,000)
                                   -----------    -----------
                                   $ 2,852,000    $ 2,212,000
                                   ===========    ===========


NOTE 3 - INVENTORIES:

                                           January 31,
                                   --------------------------
                                       1995          1994
                                   -----------    -----------
Finished goods                     $   516,000    $   585,000
Raw materials and work-in-process    5,659,000      4,789,000
                                   -----------    -----------
                                     6,175,000      5,374,000
Progress billings                                (    159,000)
                                   -----------    -----------
                                   $ 6,175,000    $ 5,215,000
                                   ===========    ===========





Current replacement cost on a first-in, first-out basis for all inventories net of progress billings approximated $6,305,000 and $5,429,000 at January 31, 1995 and 1994, respectively. Inventory values are stated net of valuation reserves of $179,000 and $199,000 at January 31, 1995 and 1994, respectively.

During 1995 and 1993 certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases, the effect of which increased net income by $7,000 in 1995 and increased net income by $53,000 in 1993 ($.02 per share).

                            JETRONIC INDUSTRIES, INC.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                              January 31,           Estimated
                                        1995  ----------- 1994     useful lives
                                        ----              ----     ------------
Land, buildings and improvements     $1,247,000        $1,169,000   6-16 years
Machinery, equipment and tooling      2,769,000         2,694,000   4-10 years
Furniture and fixtures                1,152,000         1,152,000   4-10 years
                                     ----------        ----------
                                      5,168,000         5,015,000
Accumulated depreciation            ( 3,951,000)      ( 3,761,000)
                                     ----------        ----------
                                     $1,217,000        $1,254,000
                                     ==========        ==========



Depreciation and amortization expense amounted to $319,000, $346,000 and $346,000 in 1995, 1994 and 1993, respectively.

NOTE 5 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $6,500,000 (including letters of credit) to the Company and its subsidiaries at interest rates 2.75% above prime with a similar commitment fee on amounts up to a $3,000,000 minimum. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 1995, $1,844,000 of demand loans were outstanding under these credit arrangements. Total unused lines of credit available at January 31, 1995 approximated $946,000, and open letters of credit approximated $219,000. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 9.83% in 1995 and 8.17% in 1994.

Notes payable and term loan are variously secured by substantially all of the Company's accounts receivable, inventories, property, plant and equipment and capital stock of subsidiaries. Provisions of these agreements contain certain restrictive covenants which restrict investments in other companies, forego dividend payments and payments to subordinated debenture holders other than normal interest.

Long-term debt consists of:
                                                          January 31,
                                                      -------------------
                                                      1995           1994
                                                      ----           ----
  10% debentures due December 1999                 $2,400,000     $2,400,000
  14-1/2% debentures due December 1999              1,456,000      1,456,000
  10% mortgage payable in monthly installments
    of $6,600 through September 1997                  342,000        385,000
  Term loan at 2.75% above prime payable in
    monthly installments of $6,100 through
    July 1998                                         255,000        316,000
  Philadelphia Industrial Development Corporation
    (PIDC) term loan at 4.5% payable in monthly
    installments of $1,500 through September 1999      75,000         89,000
                                                   ----------     ----------
                                                    4,528,000      4,646,000
Less - Amount due within one year                  (  135,000)   (   130,000)
                                                   ----------     ----------
                                                   $4,393,000     $4,516,000
                                                   ==========     ==========

                            JETRONIC INDUSTRIES, INC.

The 10% debentures are subordinated to the prior payment of all senior indebtedness. The debentures originally required annual payments of $400,000 beginning in June 1991, with the remainder due in June 1996. During FY 1991, the Company negotiated an Exchange Agreement with the Bondholders whereby interest payments due in December 1990 and June 1991 were exchanged for a like amount ($400,000) in stated value of the Company's Series A Preferred Stock which was convertible into common stock at $.95625 per share. Effective July 31, 1992, $1,600,000 of the Debentures were converted into 206,718 shares of common stock. This conversion satisfied the mandatory principal payments through June 1994. The Series A Preferred Stock was also converted. During May 1995, the Bondholders agreed to extend the due date of the Debentures to December 21, 1999, and waived the existing mandatory redemption obligations until the due date. The due date for payment of the deferred interest has been extended until December 15, 1996. The Company has the right through December 15, 1995 to prepay all or any portion of the deferred interest at one-half the face value in full satisfaction thereof. To the extent that any part of the deferred interest remains unpaid, the Company has the right to satisfy the remaining obligation by paying one-half in cash and one-half by the issuance of common stock at the agreed value of $1.00 per share.

14 1/2% debentures are subordinated to the prior payment of all senior indebtedness. The debentures originally required annual payments of $168,000 beginning in December 1989, with the remainder due in December 1999. During FY 1991, the Company negotiated an Exchange Agreement with the Bondholders whereby interest payments due in December 1990 and June 1991 were exchanged for a like amount ($382,000) in stated value of the Company's Series B Preferred Stock which was convertible into common stock at $.95625 per share. Effective July 31, 1992, $1,176,000 of the Debentures were converted into 240,490 shares of common stock. This conversion satisfied the mandatory principal payments through December 1996. The Series B Preferred Stock was also converted. During May 1995, the Bondholders agreed to waive the existing mandatory redemption obligations until the due date. The due date for payment of the deferred interest has been extended until December 15, 1996. The Company has the right through December 15, 1995 to prepay all or any portion of the deferred interest at one-half the face value in full satisfaction thereof. To the extent that any part of the deferred interest remains unpaid, the Company has the right to satisfy the remaining obligation by paying one-half in cash and one-half by the issuance of common stock at the agreed value of $1.00 per share.

The 10% mortgage payable is secured by the Company's primary facilities located in Peoria, Illinois and requires a balloon payment of $210,000 at the end of its term. The term loan is secured by various machinery and equipment. The Philadelphia Industrial Development Company (PIDC) loan is secured by a first lien against the Company's computer system at its Headquarters location.

Principal repayment obligations on all long-term debt amount to $135,000 in 1996, $140,000 in 1997, $333,000 in 1998, $54,000 in 1999, and $3,866,000 in
2000.

                            JETRONIC INDUSTRIES, INC.

NOTE 6 - COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY:

During FY 1991, shareholders approved the granting of up to 565,774 options on shares of common stock under the 1990 Incentive Stock Option Plan. Options are exercisable immediately upon grant and expire five years after the date of grant. The option price must be at least equal to the fair market value of the common stock at the time of grant. There were 286,000 Options issued under the 1990 Plan, none of which have been exercised but 94,000 have lapsed. The number of common shares under option at January 31, 1995 was:

                                 Number
                              outstanding      Option price     Market value on
                            and exercisable      per share       date of grant
                            ---------------    ------------     ---------------

Incentive Stock Option Plan      192,000        $.96-$1.05           $.96

In FY 1985, certain officers executed promissory notes in the amount of $258,000 on exercise of options to acquire 117,700 shares of Jetronic Industries, Inc. common stock. As of January 31, 1995, there was due $259,000 of accrued interest on account of the unpaid principal balance of said notes.

Under provisions of the Pennsylvania Business Corporation Law in effect in 1984, the Company had no power to accept a promissory note in consideration of the issuance or sale of common stock, whether secured by pledge or otherwise. Accordingly, counsel for the Company has determined that the stock was invalidly issued and that the transactions were ultra vires and void. The officers have delivered the shares of common stock to the Company. The accrued interest has been cancelled and is reflected as a charge to general and administrative expenses for the year ended January 31, 1995.

In conjunction with various financing arrangements, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 111,435 shares at $1.00 per share.

At January 31, 1995, 373,774 shares were reserved for future grants under the 1990 Stock Option Plan. In addition, there were 10,086 and 186,435 shares, respectively, reserved for employee stock bonuses and exercise of warrants.

NOTE 7 - INCOME TAXES:

The provision for (benefit of) taxes on income include:

                                     1995         1994          1993
Current:                             ----         ----          ----
  State                            $ 11,000     $ 19,000      $  5,000

Deferred:
  Federal                         (  87,000)
  State                           (   1,000)   (   2,000)       34,000

Charge in lieu of taxes payable                                 23,000
                                   --------     --------      --------
                                  ($ 77,000)    $ 17,000      $ 62,000
                                   ========     ========      ========

                            JETRONIC INDUSTRIES, INC.

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax asset as of January 31, 1995 were as follows:

                                          1995           1994
                                          ----           ----
Deferred tax liability:
  Prepaid expenses                    ($   47,000)   ($   58,000)

Deferred tax assets:
  Accounts receivable                      10,000          9,000
  Inventories                              65,000         56,000
  Liquidation valuations                   59,000        143,000
  Net operating loss carryforwards      2,469,000      2,364,000
  Investment tax credit carryforwards      82,000         82,000
                                       ----------    -----------
    Deferred tax assets                 2,685,000      2,654,000
  Less-valuation allowance            ( 2,550,000)   ( 2,596,000)
                                       ----------    -----------
    Net deferred tax assets               135,000         58,000
                                       ----------    -----------
      Net deferred tax benefit         $   88,000    $     ---
                                       ==========    ===========




In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss carryforwards because realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed.

Differences between the statutory federal income tax rate and the effective tax rate for 1995 - 1993 are accounted for as follows:

                                           1995        1994        1993
                                           ----        ----        ----
Federal income tax rate                  ( 34.0%)       34.0%       34.0%
State income taxes, net of
  federal tax benefit                      29.4          5.4        21.2
Tax effect of non-deductible expenses      61.4          3.7         5.6
Difference in actual rate versus
  statutory rate                                                  (  9.6)
NOL utilization under SFAS No. 109       (391.6)      ( 34.0)
Other                                                 (  1.0)
                                          -----        -----       -----
Effective income tax rate                (334.8%)        8.1%       51.2%
                                          =====        =====       =====

                            JETRONIC INDUSTRIES, INC.

Deferred income tax provisions under APB No. 11 resulting from timing differences for tax and financial reporting purposes for the year ended January 31, 1993 are made up of the following components:

                                                 1993
                                               --------
Liquidation valuations                         $ 32,000
Warranty provisions                               1,000
Depreciation                                  (   5,000)
Doubtful account provisions                       6,000
                                               --------
                                               $ 34,000
                                               ========


For tax purposes, at January 31, 1995 the Company has net operating loss carryforwards of $7,194,000 which will expire in fiscal 2003 to 2009. The Company also has investment tax credit carryforwards of $82,000 at January 31, 1995 which will expire through fiscal 2000. For the year ended January 31, 1993, the $23,000 extraordinary item relates to the utilization of federal tax loss carryforwards.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

Jetronic has a qualified profit sharing plan covering certain employees. Contributions to the plan are made at the discretion of the Board of Directors. $25,000 was contributed in 1995 and no contributions were made in 1994 or 1993. The Company also has a 401(K) plan for eligible employees to which contributions of $12,000, $12,000 and $15,000 were made in 1995 - 1993, respectively.

Certain subsidiaries maintain qualified profit sharing or defined contribution plans for their employees. Contributions to such plans were $135,000, $105,000 and $116,000 in 1995, 1994 and 1993, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 1995, total rental commitments for continuing operations under these leases, which expire periodically through 1999, aggregated $864,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the Company. Total rental commitments approximate $267,000, $253,000, $220,000 and $124,000 for the years 1996 through 1999, respectively. Total rental expense under all operating leases was $348,000, $331,000 and $415,000 for 1995, 1994 and 1993,
respectively.

The Company has entered into an employment agreement requiring minimum annual payments of $225,000 until April 1995.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

                            JETRONIC INDUSTRIES, INC.

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary engaged in the retail furniture and appliance business ("Levin's"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On March 5, 1992, the case was converted to a proceeding under Chapter 11 of the United States Bankruptcy Court and on June 10, 1992, the case reverted to a Chapter 7 proceeding. The Trustee appointed to administer the assets of Levin's bankrupt estate was authorized to engage counsel for the limited purpose of investigating and bringing claims against Levin's officers, directors and affiliated entities. The Company has been made aware that the Trustee may assert claims against the Company relating to inter-company transactions between the Company and Levin. No claims have been asserted as of the date hereof. Management of the Company believes that any such claims, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company. At January 31, 1995, $175,000 of reserve for reorganization was reflected in the balance sheet for remaining anticipated liabilities.

NOTE 10 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 1995, 1994 and 1993 included on pages 1 and 2 of this Annual Report on Form 10-K is an integral part of these financial statements. In 1995, 1994 and 1993, respectively, Caterpillar, Inc. accounted for 48%, 41% and 37% of consolidated revenues.

                            JETRONIC INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II




                                               Additions   Deductions
                                               ---------   ----------
                                                 Charged
                                    Balance     to costs    Account     Balance
                                   beginning      and        write-       end
        Description                 of year     expenses      offs      of year
        -----------                ---------    --------    -------     -------

Year ended January 31, 1995:


  Allowance for doubtful accounts $   26,000  $    7,000  $    5,000  $   28,000
                                  ==========  ==========  ==========  ==========

  Inventory valuation             $  199,000              $   20,000  $  179,000
                                  ==========              ==========  ==========

  Reorganization                  $  421,000              $  246,000  $  175,000
                                  ==========              ==========  ==========




Year ended January 31, 1994:


  Allowance for doubtful accounts $   25,000  $   52,000  $   51,000  $   26,000
                                  ==========  ==========  ==========  ==========

  Inventory valuation             $  260,000  $    2,000  $   63,000  $  199,000
                                  ==========  ==========  ==========  ==========

  Reorganization                  $  754,000              $  333,000  $  421,000
                                  ==========              ==========  ==========




Year ended January 31, 1993:


  Allowance for doubtful accounts $  157,000  $   55,000  $  187,000  $   25,000
                                  ==========  ==========  ==========  ==========

  Inventory valuation             $  268,000  $   23,000  $   31,000  $  260,000
                                  ==========  ==========  ==========  ==========

  Reorganization                  $1,129,000              $  375,000  $  754,000
                                  ==========              ==========  ==========

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
- --------------------------------------------------------------

NONE.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
- -------------------------------------------------------------

Reference is made to the Definitive Proxy Statement to Shareholders which the Company intends to file not later than 30 days after the filing of its Annual Report on Form 10-K.



ITEM 11 - EXECUTIVE COMPENSATION:
- ---------------------------------

Reference is made to the Definitive Proxy Statement to Shareholders which the Company intends to file not later than 30 days after the filing of its Annual Report on Form 10-K.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
- -------------------------------------------------------------------------

Reference is made to the Definitive Proxy Statement to Shareholders which the Company intends to file not later than 30 days after the filing of its Annual Report on Form 10-K.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
- ---------------------------------------------------------

Reference is made to the Definitive Proxy Statement to Shareholders which the Company intends to file not later than 30 days after the filing of its Annual Report on Form 10-K.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:
- -----------------------------------------------------------------------------

    (a)      Exhibits, financial statements and financial statement schedules:

      1.  The financial statements included in the Index to Part II,
          Item 8, are filed as part of this report.

      2. The financial statement schedule included in the Index to Part II, Item 8, is filed as part of this report.

      3.  List of Exhibits:

          ( 3) Articles of incorporation and amendments thereto and by-laws are incorporated herein by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

          ( 4)(a) Instruments defining the rights of security holders, including indentures. See Exhibit (3) above.

                (b) Agreements with the holders of Registrant's
                    Convertible Subordinated Debentures and Preferred Stock related to conversions thereof effective July 31, 1992, are incorporated herein by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1992.

          (11)      Statement re: computation of per share data.

          (22)      Subsidiaries of Registrant

                      Principal           Location of
                    subsidiaries         incorporation    Business names
                    ------------         -------------    --------------

                    Harry Levin, Inc.    Pennsylvania     Levin's

                    Redco, Inc.          Illinois         Republic
                                                          Electric &
                                                          Development
                                                          Company

    (b) Reports on Form 8-K:

        1. There was a report on Form 8-K filed during the quarter ended January 31, 1995, dated December 5, 1994, concerning a change in the Company's independent auditors.

Any person may request a copy of any Exhibit filed with this report upon payment of a fee of $.25 per page of the requested Exhibit, plus postage. Requests should be directed to Leonard W. Pietrzak, Vice President - Finance, Jetronic Industries, Inc., 4200 Mitchell Street, Philadelphia, Pennsylvania 19128.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JETRONIC INDUSTRIES, INC.
                                         -------------------------
                                                  Registrant

Date:     May 24, 1995                By /s/  Daniel R. Kursman
                                         -----------------------------
                                         Daniel R. Kursman,
                                         Chairman of the Board,
                                         President and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                      Date
     ---------                         --------                      ----


/s/ Daniel R. Kursman
- ------------------------------
Daniel R. Kursman,              Principal Executive              May 24, 1995
Chairman of the Board,          Officer and Director
President and Treasurer



/s/ Peter J. Kursman
- ------------------------------
Peter J. Kursman                Director                         May 24, 1995
Vice President



/s/ Herbert Myers
- ------------------------------
Herbert Myers                   Director                         May 24, 1995
Chairman of the
Audit Committee



/s/ Leonard W. Pietrzak
- ------------------------------
Leonard W. Pietrzak             Principal Financial              May 24, 1995
Vice President-Finance          and Accounting Officer
                                and Director



/s/ William L. Weiss
- ------------------------------
William L. Weiss                Director                         May 24, 1995
General Counsel, Secretary