Form 10-Q
period 1995-04-30
JETRONIC INDUSTRIES INC
filed 1995-06-14
CIK 53500

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended April 30, 1995
   Commission File Number 1-4124


                        JETRONIC INDUSTRIES, INC.
                        -------------------------
         (Exact name of registrant as specified in its charter)

             Pennsylvania                             23-1364981
             ------------                             ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


              4200 Mitchell Street, Philadelphia, PA  19128
              ---------------------------------------------
         (Address of principal executive offices)   (Zip Code)


   Registrant's telephone number, including area code (215) 482-7660
                                                      --------------



   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No ___.


   At April 30, 1995, 3,604,499 shares of common stock were outstanding.

                                 PART I



   ITEM 1
   ------

   CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND ITS
   SUBSIDIARIES


   The following Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods have been included. Results of operations for interim periods are not necessarily indicative of a full year's operations. The aforementioned statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended January 31, 1995.

   Summarized business segment information for fiscal years 1996 and 1995 (in thousands) is as follows:


                                         Three Months Ended April 30,
                                         ----------------------------
                                               1995         1994
                                               ----         ----
   Net revenues:

     Electronic communication and
       navigation equipment                  $    733     $  1,866
     Energy conversion products
       group                                    5,659        3,642
                                             --------     --------
     Consolidated                            $  6,392     $  5,508
                                             ========     ========


   Operating profit:

     Electronic communication and
       navigation equipment                  $(    84)    $    434
     Energy conversion products
       group                                      558          131
     Net corporate expenses                   (   466)     (   539)
                                             --------     --------
                                             $      8     $     26
                                             ========     ========

   ITEM 2
   ------


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of operations:
   ----------------------

   In the following commentary, "operating profit" is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

   The electronic communication and navigation equipment operations reported revenues of $733,000 and an operating loss of $84,000 for the three months ended April 30, 1995 (FY 1996) compared to revenues of $1,866,000 and an operating profit of $434,000 for the three months ended April 30, 1994 (FY
   1995). Reductions in revenue and profitability were primarily sustained as a result of having made final product deliveries under a U.S. Government contract at the end of the last fiscal year. Presently, negotiations for similar product are being conducted, but it was necessary to retain the cadre of experienced personnel and the associated costs to satisfy these future contracts. The marine electronic and communication business continues to be impacted by competitive pricing pressures and general softness in the consumer marine market.

   The energy conversion products group reported revenues of $5,659,000 and an operating profit of $558,000 for the three months ended April 30, 1995 compared to revenues of $3,642,000 and an operating profit of $131,000 for the three months ended April 30, 1994. Increases in revenues and profitability were primarily a result of substantially increased custom switchgear business at our switchgear and engine control systems subsidiary. The solid state power supply business has improved over the prior year and has also made a contribution to the revenue and profitability increase.

   Net corporate expenses, comprised of interest expense and general corporate items, were $466,000 for the three months ended April 30, 1995 compared to $539,000 for the three months ended April 30, 1994.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued):


   Liquidity and Capital Resources:
   --------------------------------

   During FY 1996 and FY 1995 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of April 30, 1995, such borrowings amounted to $2,505,000 with an additional availability based on the various formulae of $1,010,000. The Company's line of credit agreement with its current lender expires on June 30, 1996.

   At this time, there are no material commitments for capital expenditures except for the possibility of the Company entering into the manufacturing of electrical distribution panels for boats and commercial vehicles. The financing for this transaction is being arranged in conjunction with the Company's present lending institution. Based upon the availability of funds under the various financing arrangements the Company deems its liquidity to be adequate.

                        JETRONIC INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (000's Omitted)


                                          April 30, 1995  January 31, 1995
                                          --------------  ----------------
       ASSETS

   Current assets:

     Cash                                   $     30         $    144
     Accounts receivable                       3,805            2,852
     Inventories                               6,445            6,175
     Prepaid and other assets                    473              575
                                            --------         --------
         Total current assets                 10,753            9,746
   Property, plant and equipment, net          1,193            1,217
   Goodwill                                      318              321
   Other assets                                  259              281
                                            --------         --------
         Total assets                       $ 12,523         $ 11,565
                                            ========         ========






     LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:

     Notes payable to lenders               $  2,505         $  1,844
     Current portion of long-term debt           124              135
     Accounts payable                          2,083            1,729
     Other accrued liabilities                 1,026            1,083
                                            --------         --------
         Total current liabilities             5,738            4,791
   Deferred interest                           1,087            1,060
   Long-term debt                              4,371            4,393
                                            --------         --------
         Total liabilities                    11,196           10,244
                                            --------         --------

   Shareholders' equity:
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (11,603)         (11,609)
                                            --------         --------
         Total shareholders' equity            1,327            1,321
                                            --------         --------
                                            $ 12,523         $ 11,565
                                            ========         ========




   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                          Three Months Ended April 30,
                                          ----------------------------
                                               1995         1994
                                               ----         ----
   Net sales                                 $  6,392     $  5,508

   Cost and expenses:

     Cost of goods sold                         5,485        4,547
     Selling and administrative expenses          646          690
     Interest and debt expenses                   253          245
                                             --------     --------
     Total costs and expenses                   6,384        5,482
                                             --------     --------

   Income before income taxes                       8           26
   Income tax provision                             2            2
                                             --------     --------
   Net income                                $      6     $     24
                                             ========     ========
   Net income per share (A)                  $    .00     $    .01
                                             ========     ========




   Notes:

   (A) Weighted average number of shares for the three months ended April 30, 1995 and 1994 was 3,604,000 and 3,726,000, respectively.

   See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                (000's Omitted)



                                           Common Stock         Capital in     Retained        Stock
                                          --------------        excess of      earnings        option
                                          Shares     Amount     par value      (deficit)     receivables       Total
                                          ------     ------     ---------      ---------     -----------       -----

Balance, January 31, 1994               3,722,199     $ 373      $ 12,815     ($ 11,663)       ($ 258)       $ 1,267
Recision of stock option
  subscriptions                        (  117,700)   (   12)    (     246)                        258
Net income, year ended
  January 31, 1995                                                                   54                           54
                                        ---------     -----      --------     ---------         -----        -------
Balance, January 31, 1995               3,604,499       361        12,569     (  11,609)          -0-          1,321
Net income, three months
  ended April 30, 1995                                                                6                            6
                                        ---------     -----      --------     ---------         -----        -------
Balance, April 30, 1995                 3,604,499     $ 361      $ 12,569     ($ 11,603)        $ -0-        $ 1,327
                                        =========     =====      ========     =========         =====        =======









See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                           Three Months Ended April 30,
                                           ----------------------------
                                                1995           1994
                                                ----           ----
   Cash flows from operating activities:
     Net income                              $      6        $     24
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
       Depreciation and amortization               66              84
       Reduction of goodwill                        3               2
       Deferred taxes                         (    15)
       Changes in assets and liabilities:
         Accounts receivable                  (   953)        ( 1,173)
         Inventories                          (   270)            199
         Prepaid and other assets                 117              89
         Other assets                              22              16
         Accounts payable                         354              95
         Other liabilities                    (    30)             46
                                             --------        --------
         Total adjustments                    (   706)        (   642)
                                             --------        --------
           Net cash provided (used) by
             operating activities             (   700)        (   618)
                                             --------        --------
   Cash flows from investing activities:
     Capital expenditures                     (    42)        (    73)
                                             --------        --------
   Cash flows from financing activities:
     Net borrowings from lenders                  661             657
     Principal payments on long-term debt     (    33)        (    32)
                                             --------        --------
           Net cash provided (used) by
             financing activities                 628             625
                                             --------        --------
   Net increase (decrease) in cash            (   114)        (    66)
   Cash beginning of period                       144             217
                                             --------        --------
   Cash end of period                        $     30        $    151
                                             ========        ========

   Supplemental disclosures of cash flow
     information:
     Interest paid during the period         $     12        $     23
                                             ========        ========
     Income taxes paid during the period     $      1        $    -0-
                                             ========        ========





   See notes to consolidated financial statements.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



   Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication and navigation equipment and a portion of energy conversion products (18% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                        April 30, 1995   January 31, 1995
                                        --------------   ----------------
     Finished goods                        $    452         $    516
     Raw materials and work in process        5,993            5,659
                                           --------         --------
     Total                                 $  6,445         $  6,175
                                           ========         ========



   Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). There was no cumulative effect on prior years as a result of this change in accounting principle. Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,688, arising principally from net operating loss carryforwards, were partially offset in by deferred tax liabilities and valuation allowance of $2,586 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                            Three Months Ended April 30,
                                            ----------------------------
                                                 1995           1994
                                                 ----           ----
     Federal income tax rate                     34.0%          34.0%
     State income taxes, net of
       federal tax benefit                      137.0            4.6
     Tax effect of non-deductible
       expenses                                  40.8            7.3
     NOL utilization under SFAS No. 109        (189.9)        ( 38.9)
                                                -----          -----
     Effective income tax rate                   21.9%           7.0%
                                                =====          =====

                                 PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) -- There were no reports on Form 8-K filed for the quarter ended April 30, 1995.





                               SIGNATURES
                               ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JETRONIC INDUSTRIES, INC.
                                 -------------------------
                                        Registrant



                                 /s/ LEONARD W. PIETRZAK
                                 ------------------------
                                 Leonard W. Pietrzak
                                 Vice President - Finance


   June 14, 1995