Form 10-Q
period 1995-07-31
JETRONIC INDUSTRIES INC
filed 1995-09-19
CIK 53500

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended July 31, 1995
   Commission File Number 1-4124



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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes X No    .
                                      ---   ---



At July 31, 1995, 3,604,499 shares of common stock were outstanding.

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

Summarized business segment information for fiscal years 1996 and 1995 (in thousands) is as follows:


                                           Six Months Ended July 31,
                                           -------------------------
                                               1995         1994
                                               ----         ----

   Net revenues:

     Electronic communication and
       navigation equipment                  $  1,588     $  3,517
     Energy conversion products
       group                                   11,052        7,299
                                             --------     --------
     Consolidated                            $ 12,640     $ 10,816
                                             ========     ========

   Operating profit (loss):

     Electronic communication and
       navigation equipment                  $(   183)    $    734
     Energy conversion products
       group                                      843          402
     Net corporate expenses                   ( 1,073)     ( 1,096)
                                             --------     --------
                                             $(   413)    $     40
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

The electronic communication and navigation equipment operations reported revenues of $1,588,000 and an operating loss of $183,000 for the six months ended July 31, 1995 (FY 1996) compared to revenues of $3,517,000 and an operating profit of $734,000 for the six months ended July 31, 1994 (FY 1995). Revenues and operating loss for the quarter ended July 31, 1995 were $856,000 and $99,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1994 of $1,651,000 and $300,000, respectively. Reductions in revenue and profitability were sustained as a result of having made final product deliveries under a U.S. Government contract at the end of the last fiscal year and the necessity to retain the cadre of experienced personnel and the associated costs to satisfy future contracts. A new contract for similar equipment was awarded in August 1995. Additionally, the marine electronic and communication business continues to be impacted by competitive pricing pressures and general softness in the marine market. As a result of these continuing negative factors affecting the consumer marine business, the Company is in the process of phasing down its consumer marine business. It is expected that additional charges to income will be required in future periods as a result of the phase down.

The energy conversion products group reported revenues of $11,052,000 and an operating profit of $843,000 for the six months ended July 31, 1995 compared to revenues of $7,299,000 and an operating profit of $402,000 for the six months ended July 31, 1994. Revenues and operating profit for the quarter ended July 31, 1995 were $5,393,000 and $285,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1994 of $3,657,000 and $271,000, respectively. Increases in revenues and profitability were primarily as a result of substantially increased custom switchgear business at our switchgear and engine control systems subsidiary. The solid state power supply business has improved over the prior year and has also made a contribution to the revenue and profitability increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued):


Net corporate expenses, consisting of interest expense and general corporate items, were $1,073,000 for the six months ended July 31, 1995 compared to $1,096,000 for the six months ended July 31, 1994.


Liquidity and Capital Resources:
--------------------------------

During FY 1996 and FY 1995 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of July 31, 1995, such borrowings amounted to $2,458,000 with an additional availability based on the various formulae of $598,000. The Company's line of credit agreement with its current lender expires on June 30, 1996.

At this time, there are no material commitments for capital expenditures. As a result of the operating losses incurred in the second quarter, the Company has experienced cash flow problems in meeting its obligations on a current basis. The Company is presently negotiating with its current lenders for relief in order to rectify the present situation.

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)


                                         July 31, 1995   January 31, 1995
                                         -------------   ----------------

       ASSETS

   Current assets:

     Cash                                   $    159         $    144
     Accounts receivable                       3,287            2,852
     Inventories                               5,769            6,175
     Prepaid and other assets                    620              575
                                            --------         --------
         Total current assets                  9,835            9,746
   Property, plant and equipment, net          1,135            1,217
   Goodwill                                      316              321
   Other assets                                  236              281
                                            --------         --------
         Total assets                       $ 11,522         $ 11,565
                                            ========         ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:

     Notes payable to lenders               $  2,458         $  1,844
     Current portion of long-term debt           112              135
     Accounts payable                          1,637            1,729
     Other accrued liabilities                   946            1,083
                                            --------         --------
         Total current liabilities             5,153            4,791
   Deferred interest                           1,113            1,060
   Long-term debt                              4,349            4,393
                                            --------         --------
         Total liabilities                    10,615           10,244
                                            --------         --------
   Shareholders' equity:
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (12,023)         (11,609)
                                            --------         --------
         Total shareholders' equity              907            1,321
                                            --------         --------
                                            $ 11,522         $ 11,565
                                            ========         ========

   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                           Six Months Ended July 31,
                                           -------------------------
                                               1995         1994
                                               ----         ----
   Net sales                                 $ 12,640     $ 10,816

   Cost and expenses:

     Cost of goods sold                        11,163        8,872
     Selling and administrative expenses        1,367        1,418
     Interest and debt expenses                   523          486
                                             --------     --------
     Total costs and expenses                  13,053       10,776
                                             --------     --------
   Income (loss) before income taxes          (   413)          40
   Income tax provision                             1            5
                                             --------     --------
   Net income (loss)                         $(   414)    $     35
                                             ========     ========

   Net income (loss) per share (A)           $(   .12)    $    .01
                                             ========     ========






Notes:

(A) Weighted average number of shares for the six months ended July 31, 1995 and 1994 was 3,604,000 and 3,761,000, respectively.

   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                          Three Months Ended July 31,
                                          ---------------------------
                                               1995         1994
                                               ----         ----
   Net sales                                 $  6,248     $  5,308

   Cost and expenses:

     Cost of goods sold                         5,678        4,325
     Selling and administrative expenses          721          728
     Interest and debt expenses                   270          241
                                             --------     --------
     Total costs and expenses                   6,669        5,294
                                             --------     --------
   Income (loss) before income taxes          (   421)          14
   Income tax provision                       (     1)           3
                                             --------     --------
   Net income (loss)                         $(   420)    $     11
                                             ========     ========


   Net income (loss) per share (A)           $(   .12)    $    .00
                                             ========     ========





Notes:

(A) Weighted average number of shares for the three months ended July 31, 1995 and 1994 was 3,604,000 and 3,761,000, respectively.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (000's Omitted)



                                            Common Stock        Capital in     Retained        Stock
                                            ------------        excess of      earnings        option
                                          Shares     Amount     par value      (deficit)     receivables       Total
                                          ------     ------     ---------      ---------     -----------       -----
Balance, January 31, 1994               3,722,199     $ 373      $ 12,815     ($ 11,663)       ($ 258)       $ 1,267
Recision of stock option
  subscriptions                        (  117,700)   (   12)    (     246)                        258
Net income, year ended
  January 31, 1995                                                                   54                           54
                                        ---------     -----      --------      --------         -----        -------
Balance, January 31, 1995               3,604,499       361        12,569     (  11,609)          -0-          1,321
Net loss, six months
  ended July 31, 1995                                                         (     414)                    (    414)
                                        ---------     -----      --------      --------         -----        -------
Balance, July 31, 1995                  3,604,499     $ 361      $ 12,569     ($ 12,023)        $ -0-        $   907
                                        =========     =====      ========      ========         =====        =======





See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                             Six Months Ended July 31,
                                             -------------------------
                                                1995           1994
                                                ----           ----
   Cash flows from operating activities:
     Net income (loss)                        $(  414)       $     35
     Adjustments to reconcile net income
       (loss) to net cash provided (used)
       by operating activities:
       Depreciation and amortization              131             167
       Reduction of goodwill                        5               5
       Changes in assets and liabilities:
         Accounts receivable                  (   435)         (1,020)
         Inventories                              406              25
         Prepaid and other assets             (    45)            136
         Other assets                              45              19
         Accounts payable                     (    92)              2
         Other liabilities                    (    84)        (   123)
                                             --------        --------
         Total adjustments                    (    69)        (   789)
                                             --------        --------
           Net cash provided (used) by
             operating activities             (   483)        (   754)
                                             --------        --------
   Cash flows from investing activities:
     Capital expenditures                     (    49)        (    86)
                                             --------        --------
   Cash flows from financing activities:
     Net borrowings from lenders                  614             857
     Principal payments on long-term debt     (    67)        (    65)
                                             --------        --------
           Net cash provided (used) by
             financing activities                 547             792
                                             --------        --------
   Net increase (decrease) in cash                 15         (    48)
   Cash beginning of period                       144             217
                                             --------        --------
   Cash end of period                        $    159        $    169
                                             ========        ========
   Supplemental disclosures of cash flow
     information:

     Interest paid during the period         $    175        $    257
                                             ========        ========

     Income taxes paid during the period     $      1        $      6
                                             ========        ========


   See notes to consolidated financial statements.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication and navigation equipment and a portion of energy conversion products (14% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                        July 31, 1995   January 31, 1995
                                        -------------   ----------------
     Finished goods                        $    171         $    516
     Raw materials and work in process        5,598            5,659
                                           --------         --------
     Total                                 $  5,769         $  6,175
                                           ========         ========




Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). There was no cumulative effect on prior years as a result of this change in accounting principle. Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,815, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,713 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                              Six Months Ended July 31,
                                              -------------------------
                                                 1995           1994
                                                 ----           ----
     Federal income tax rate                    (34.0%)         34.0%
     State income taxes, net of
       federal tax benefit                        2.6            9.0
     Tax effect of non-deductible
       expenses                                   1.6            9.2
     NOL utilization under SFAS No. 109          30.0          (38.6)
                                                 ----           ----
     Effective income tax rate                    0.2%          13.6%
                                                 ====           ====

                                 PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) - There were no reports on Form 8-K filed for the quarter ended July 31, 1995.










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


                                 JETRONIC INDUSTRIES, INC.
                                 -------------------------
                                        Registrant



                                 -------------------------
                                 Leonard W. Pietrzak
                                 Vice President - Finance





   September 18, 1995