Form 10-Q
period 1995-10-31
JETRONIC INDUSTRIES INC
filed 1995-12-13
CIK 53500

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended October 31, 1995
   Commission File Number 1-4124



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


   At October 31, 1995, 3,604,499 shares of common stock were outstanding.

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

   Summarized business segment information for fiscal years 1996 and 1995 (in thousands) is as follows:


                                        Nine Months Ended October 31,
                                        -----------------------------
                                             1995           1994
                                             ----           ----

   Net revenues:

     Electronic communication and
       navigation equipment                $  1,948       $  4,549
     Energy conversion products
       group                                 16,267         11,641
                                           --------       --------
     Consolidated                          $ 18,215       $ 16,190
                                           ========       ========



   Operating profit (loss):

     Electronic communication and
       navigation equipment                $(   409)      $    876
     Energy conversion products
       group                                  1,521            767
     Net corporate expenses                 ( 1,733)       ( 1,634)
                                           --------       --------
                                           $(   621)      $      9
                                           ========       ========

   ITEM 2
   -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   ----------------------------------------------------------------

   Results of operations:
   ----------------------

   In the following commentary, "operating profit" is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

   The electronic communication and navigation equipment operations reported revenues of $1,948,000 and an operating loss of $409,000 for the nine months ended October 31, 1995 (FY 1996) compared to revenues of $4,549,000 and an operating profit of $876,000 for the nine months ended October 31, 1994 (FY 1995). Revenues and operating loss for the quarter ended October 31, 1995 were $360,000 and $226,000, respectively, compared to revenues and operating profit for the quarter ended October 31, 1994 of $1,031,000 and $142,000, respectively. Reductions in revenue and profitability were sustained as a result of having made final product deliveries under a U.S. Government contract at the end of the last fiscal year and the necessity to retain the cadre of experienced personnel and the associated costs to satisfy future contracts. A new contract for similar equipment was awarded in August 1995, however minimal deliveries were made in the third quarter. Additionally, the marine electronic and communication business was impacted by competitive pricing pressures and a general softness in the marine market. As a result of these continuing negative factors affecting the consumer marine business, the Company is in the process of phasing down its consumer marine business. It is expected that additional charges to income will be required in future periods as a result of the phase down.

   The energy conversion products group reported revenues of $16,267,000 and an operating profit of $1,521,000 for the nine months ended October 31, 1995 compared to revenues of $11,641,000 and an operating profit of $767,000 for the nine months ended October 31, 1994. Revenues and operating profit for the quarter ended October 31, 1995 were $4,626,000 and $678,000, respectively, compared to revenues and operating profit for the quarter ended October 31, 1994 of $4,343,000 and $365,000, respectively.
   Increases in revenues and profitability were primarily as a result of substantially increased custom switchgear business at our switchgear and engine control systems subsidiary, although the solid state power supply business has also made a positive contribution to the increases.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued):


   Net corporate expenses, consisting of interest expense and general corporate items, were $1,733,000 for the nine months ended
   October 31, 1995 compared to $1,634,000 for the nine months ended October 31, 1994.


   Liquidity and Capital Resources:
   --------------------------------

   During FY 1996 and FY 1995 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of October 31, 1995, such borrowings amounted to $1,981,000 with an additional availability based on the various formulae of $652,000. The Company's line of credit agreement with its current lender expires on June 30, 1996.

   At the time the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, there existed substantial deferred tax assets primarily related to net operating loss carryforwards. Because of the relatively small amounts of net income realized in recent years, the Company provided a valuation reserve covering a substantial portion of the deferred tax asset relative to net operating loss carryforwards. The Company will periodically review and adjust the valuation allowance as needed.

   At this time, there are no material commitments for capital expenditures. As a result of the operating losses incurred in FY 1996, the Company had experienced some cash flow problems in meeting its obligations on a current basis. That situation has been substantially rectified as a result of negotiations with the Company's current lender and an improvement in cash flow.

                        JETRONIC INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (000's Omitted)


                                        October 31, 1995 January 31, 1995
                                        ---------------- ----------------
       ASSETS

   Current assets:

     Cash                                   $    259         $    144
     Accounts receivable                       2,828            2,852
     Inventories                               5,870            6,175
     Prepaid and other assets                    602              575
                                             -------         --------
         Total current assets                  9,559            9,746
   Property, plant and equipment, net          1,087            1,217
   Goodwill                                      313              321
   Other assets                                  392              281
                                             -------         --------
         Total assets                       $ 11,351         $ 11,565
                                            ========         ========



     LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:

     Notes payable to lenders               $  1,981         $  1,844
     Current portion of long-term debt           100              135
     Accounts payable                          2,062            1,729
     Other accrued liabilities                 1,061            1,083
                                             -------         --------
         Total current liabilities             5,204            4,791
   Deferred interest                           1,140            1,060
   Long-term debt                              4,317            4,393
                                             -------         --------
         Total liabilities                    10,661           10,244
                                             -------         --------
   Shareholders' equity:
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (12,240)         (11,609)
                                             -------         --------
         Total shareholders' equity              690            1,321
                                             -------         --------
                                            $ 11,351         $ 11,565
                                            ========         ========

   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                         Nine Months Ended October 31,
                                         -----------------------------
                                               1995         1994
                                               ----         ----

   Net sales                                 $ 18,215     $ 16,190

   Cost and expenses:

     Cost of goods sold                        15,943       13,365
     Selling and administrative expenses        2,090        2,064
     Interest and debt expenses                   803          752
                                             --------     --------
     Total costs and expenses                  18,836       16,181
                                             --------     --------
   Income (loss) before income taxes          (   621)           9
   Income tax provision                            10            3
                                             --------     --------
   Net income (loss)                         $(   631)    $      6
                                             ========     ========
   Net income (loss) per share (A)           $(   .18)    $    .00
                                             ========     ========










   Notes:

   (A) Weighted average number of shares for the nine months ended October 31, 1995 and 1994 was 3,604,000 and 3,726,000, respectively.


   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                         Three Months Ended October 31,
                                         ------------------------------
                                               1995         1994
                                               ----         ----


   Net sales                                 $  5,575     $  5,374

   Cost and expenses:

     Cost of goods sold                         4,780        4,493
     Selling and administrative expenses          723          646
     Interest and debt expenses                   280          266
                                             --------     --------
     Total costs and expenses                   5,783        5,405
                                             --------     --------
   Income (loss) before income taxes          (   208)     (    31)
   Income tax provision                             9      (     2)
                                             --------     --------
   Net income (loss)                         $(   217)    $(    29)
                                             ========     ========
   Net income (loss) per share (A)           $(   .06)    $(   .01)
                                             ========     ========







   Notes:

   (A) Weighted average number of shares for the three months ended October 31, 1995 and 1994 was 3,604,000 and 3,726,000, respectively.


   See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (000's Omitted)


                                            Common Stock        Capital in     Retained        Stock
                                          -----------------     excess of      earnings        option
                                          Shares     Amount     par value      (deficit)     receivables       Total
                                          ------     ------     ---------      ---------     -----------       -----
Balance, January 31, 1994               3,722,199     $ 373      $ 12,815     ($ 11,663)       ($ 258)       $ 1,267
Recision of stock option
  subscriptions                        (  117,700)   (   12)    (     246)                        258
Net income, year ended
  January 31, 1995                                                                   54                           54
                                        ---------     -----      --------      ---------        ------      ---------
Balance, January 31, 1995               3,604,499       361        12,569     (  11,609)          -0-          1,321
Net loss, nine months
  ended October 31, 1995                                                      (     631)                    (    631)
                                        ---------     -----      --------     ---------         -----       --------
Balance, October 31, 1995               3,604,499     $ 361      $ 12,569     ($ 12,240)        $ -0-        $   690
                                        =========     =====      ========     =========         =====       ========



See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                           Nine Months Ended October 31,
                                           -----------------------------
                                                1995            1994
                                                ----            ----

   Cash flows from operating activities:
     Net income (loss)                        $(  631)       $      6
     Adjustments to reconcile net income
       (loss) to net cash provided (used)
       by operating activities:
       Depreciation and amortization              184             252
       Reduction of goodwill                        8               8
       Changes in assets and liabilities:
         Accounts receivable                       24         (   510)
         Inventories                              305         (     6)
         Prepaid and other assets             (    27)             57
         Other assets                         (   111)             44
         Accounts payable                         333              20
         Other liabilities                         58               9
                                              -------        --------
         Total adjustments                        774         (   126)
                                              -------        --------
           Net cash provided (used) by
             operating activities                 143         (   120)
                                              -------        --------
   Cash flows from investing activities:
     Capital expenditures                     (    54)        (   141)
                                              -------        --------
   Cash flows from financing activities:
     Net borrowings from lenders                  137             223
     Principal payments on long-term debt     (   111)        (    85)
                                              -------        --------
           Net cash provided (used) by
             financing activities                  26             138
                                              -------        --------
   Net increase (decrease) in cash                115         (   123)
   Cash beginning of period                       144             217
                                              -------        --------
   Cash end of period                        $    259        $     94
                                              =======        ========

   Supplemental disclosures of cash flow
     information:
     Interest paid during the period         $    186        $    276
                                              =======        ========

     Income taxes paid during the period     $      1        $      6
                                              =======        ========


   See notes to consolidated financial statements.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



   Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out
     (LIFO) cost or market for electronic communication and navigation equipment and a portion of energy conversion products (10% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                       October 31, 1995  January 31, 1995
                                       ----------------  ----------------

     Raw materials                         $  3,921         $  3,537
     Work in process                          1,928            2,121
     Finished goods                              21              517
                                           --------         --------
     Total                                 $  5,870         $  6,175
                                           ========         ========



   Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). There was no cumulative effect on prior years as a result of this change in accounting principle. Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,870, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,715 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                           Nine Months Ended October 31,
                                           -----------------------------
                                                1995            1994
                                                ----            ----
     Federal income tax rate                   (34.0%)          34.0%
     State income taxes, net of
       federal tax benefit                       2.8            23.3
     Tax effect of non-deductible
       expenses                                  1.7            64.0
     NOL utilization under SFAS No. 109         31.3           (86.0)
                                               -----           -----
     Effective income tax rate                   1.8%           35.3%
                                               =====           =====

                                 PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) - There were no reports on Form 8-K filed for the quarter ended October 31, 1995.






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


                                 JETRONIC INDUSTRIES, INC.
                                 -------------------------
                                        Registrant



                                 ---------------------------------------
                                 Leonard W. Pietrzak
                                 Vice President - Finance







   December 13, 1995