Form 10-K
period 1996-01-31
JETRONIC INDUSTRIES INC
filed 1996-06-27
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            ------------------------

                                  F O R M  10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number
     January 31, 1996                                            1-4124

                            JETRONIC INDUSTRIES, INC.

      Pennsylvania                                               23-1364981
- ------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

             4200 Mitchell Street, Philadelphia, Pennsylvania  19128
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

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X   No
                                           ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On May 1, 1996 the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $2,478,000.

On May 1, 1996 there were 3,604,499 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed:

                                                    Part of 10-K into which the
              Document                              Document is Incorporated
- ----------------------------------------            ---------------------------
Definitive Proxy Statement in connection            Part III, Items 10, 11, 12
 with annual meeting of shareholders to                and 13
 be held in September 1996

                                     PART I


ITEM 1 - BUSINESS:

The Registrant, Jetronic Industries, Inc., together with its subsidiaries, is referred to as "the Company" unless the context clearly indicates otherwise. During 1996, the Company discontinued its marine electronic and communication business (Ray Jefferson) because of competitive pricing pressures and a general softness in the marine market and abandoned a portion of its switchgear product line. Effective July 31, 1992, holders of the Company's 10% and 14 1/2% Subordinated Convertible Debentures converted a portion of their bonds into common stock in satisfaction of mandatory principal payments required through June 1994 and December 1996, respectively. The Bondholders deferred payment of the accrued interest thereon until December 1, 1996. In addition, effective July 31, 1992, Redeemable Preferred Stock was converted into common stock. In January 1992, certain trade creditors of the Company's retail furniture and appliance operation (Levin's) filed a petition to place Levin's in Chapter 7 of the United States Bankruptcy Code. Levin's has liquidated all of its assets. There have been no other significant developments related to the Company's business.

    Business segment and geographic information:

Summarized business segment information for 1996-1994 (in thousands) is as follows:

                                                      1996      1995      1994
                                                    -------   -------   -------
Net revenues:
  Electronic communication and navigation
    equipment                                       $   820   $ 2,641   $ 2,789
  Energy conversion products group                   21,533    16,183    15,994
                                                    -------   -------   -------
     Consolidated                                   $22,353   $18,824   $18,783
                                                    =======   =======   =======




Operating profit (loss):
  Electronic communication and navigation
    equipment                                       $    23   $ 1,008   $   676
  Energy conversion products group                    2,429     1,368     1,352
  Energy conversion products group
    abandonment of product line                    (  1,392)
  Net corporate expenses                           (  2,371) (  2,408) (  1,947)
                                                    -------   -------   -------
     Consolidated                                  ($ 1,311) ($    32)  $    81
                                                    =======   =======   =======


Identifiable assets:
  Electronic communication and navigation
     equipment                                      $   676   $ 2,322   $ 2,936
  Energy conversion products group                    7,336     8,045     5,946
                                                    -------   -------   -------
     Total                                            8,012    10,367     8,882
  Other corporate assets                              1,395     1,017     1,365
                                                    -------   -------   -------
     Consolidated                                   $ 9,407   $11,384   $10,247
                                                    =======   =======   =======

                                                      1996      1995      1994
                                                    -------   -------   -------
Depreciation expense:
  Electronic communication and navigation
    equipment                                       $   127   $   193   $   221
  Energy conversion products group                       92       126       125
                                                    -------   -------   -------
     Consolidated                                   $   219   $   319   $   346
                                                    =======   =======   =======




Capital expenditures:
  Electronic communication and navigation
    equipment                                       $         $    45   $    51
  Energy conversion products group                       86       239        66
                                                    -------   -------   -------
     Consolidated                                   $    86   $   284   $   117
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

During 1996-1994, respectively, contracts with United States Government agencies accounted for approximately $974,000, $2,903,000 and $3,080,000 of total sales in the electronic communication and navigation equipment and energy conversion products group segments.

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

The Electronics Division (electronic communication and navigation equipment) designs, manufactures and distributes a wide variety of electronic equipment and marine products. The responsibility for sales of this division is segregated into two separate marketing groups:

    1. The Contracts subdivision manufactures to customer specification electronic instruments and digital data control terminals.

    2. The Ray Jefferson subdivision, under the trade name "Ray Jeff", until August 1995 marketed its own name marine electronic communications and navigation equipment and accessory instruments, including marine radio telephones, marine antennas, LORAN, global positioning systems (GPS) and accessory products primarily for the pleasure boat industry.

The Transchem Division (energy conversion products group) manufactures and markets precision solid state power supplies, primarily for the aircraft and aerospace industries.

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

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition. The five largest commercial customers of the energy conversion products group accounted for 72% of that group's sales, one of which accounted for 53%. The five largest commercial customers of the Ray Jefferson subdivision accounted for 32% of that division's sales, one of which accounted for 11%. Prime contract sales to the U.S. Government accounted for 1% of the sales of the energy conversion products group and 99% of the electronic communication and navigation equipment business, or 4% of Jetronic sales. At January 31, 1996, the total backlog of orders amounted to $5,997,000 of which $672,000 consisted of direct U.S. Government business. At January 31, 1995, the total backlog was $6,662,000 of which $149,000 consisted of direct U.S. Government business. Of the backlog at January 31, 1996, 11% represents orders of the Electronics Division and 89% represents orders of the energy conversion products group. All of the backlog is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in obtaining its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 1996, 1995 and 1994, Jetronic expended $48,000, $26,000 and $46,000, respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are expected to be near 1996 levels. Environmental controls have not had a material effect on operations. At January 31, 1996, Jetronic employed 144 people.

ITEM 2 - PROPERTIES:

The Company presently has the following leaseholds:

                                                             Square      Lease
Operating entity         Location              Use            feet      expires
- ----------------         --------              ---           ------     -------

Jetronic              Philadelphia, PA     Manufacturing      11,000      6/98
                                             and Offices
Transchem Division    Corona, CA           Manufacturing      21,000     11/98
                                             and Offices
Redco                 Peoria, IL           Manufacturing      36,000      1/06
                                             and Offices
Redco                 Peoria, IL           Manufacturing      10,000      3/97

Leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.

ITEM 3 - LEGAL PROCEEDINGS:

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary engaged in the retail furniture and appliance business ("Levin's"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On March 5, 1992, the case was converted to a proceeding under Chapter 11 of the United States Bankruptcy Court and on June 10, 1992, the case reverted to a Chapter 7 proceeding. The Trustee appointed to administer the assets of Levin's bankrupt estate was authorized to engage counsel for the limited purpose of investigating and bringing claims against Levin's officers, directors and affiliated entities. The Company has been made aware that the Trustee may assert claims against the Company relating to intercompany transactions between the Company and Levin's. No claims have been asserted as of the date hereof. The Company has also been named in a suit by a former vendor's sales representative alledging breach of contract. Management of the Company believes that any such claims, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS:

None.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS:

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:


                                  1996                 1995
                             --------------        -------------
                 Quarter     High       Low        High      Low
                 -------     ----       ---        ----      ---

                 First      $11/16  $   1/2      $1 5/8  $1 1/16
                 Second      1          1/2       1 1/4      5/8
                 Third         3/4      1/2         7/8      5/8
                 Fourth        5/8     7/16         3/4      3/8

As of May 7, 1996, there were approximately 1,754 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See
Note 6 to Consolidated Financial Statements for a discussion of dividend restrictions.

ITEM 6 - SELECTED FINANCIAL DATA:

                                            For the year ended January 31,
                               ------------------------------------------------
                                 1996      1995      1994      1993      1992
                               --------  -------   -------   -------    -------
                                    (in thousands, except per share data)

Revenues                       $22,353   $18,824   $18,783   $22,051    $22,190
Income (loss) from
  continuing operations       ($ 1,285)  $   115   $    64   $     4   ($   300)
Income (loss) from continuing
  operations per share        ($   .36)  $   .03   $   .02   $   .00   ($   .12)
Total assets                   $ 9,407   $11,384   $10,247   $10,938    $13,210
Long-term debt                 $ 3,996   $ 4,393   $ 4,516   $ 4,331    $ 6,738

No cash dividends have been declared in the past five years.

See Note 2 to Consolidated Financial Statements for information concerning discontinued operations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    Results of operations:

In the following commentary, "Operating Profit" is total revenue less operating expenses. In computing operating profit or loss, none of the following items have been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes. The following should be read in conjunction with business segment and geographic information on pages 1 and 2.

    1996 compared with 1995:

During 1996, the Company discontinued its marine electronic and communications business (Ray Jefferson) because of competitive pricing pressures and a general softness in the marine market. As a result of this discontinuance the Company incurred $998,000 of losses, which included a $500,000 reserve in the fourth quarter in anticipation of final phase-down costs and write-down of remaining assets. Additionally, in the course of consolidating the energy conversion product group's manufacturing facilities, inventory not presently used in a major customer's current product line was abandoned resulting in a one-time charge of $1,392,000 in the fourth quarter. The Company reported revenues of $22,353,000 and an operating profit of $81,000 for the year ended January 31, 1996 (1996) before the write-off related to the consolidation of the energy conversion product line. Results of operations after the consolidation charge amounted to a loss of $1,311,000. The Company reported revenues of $18,824,000 and an operating loss of $32,000 for the year ended January 31, 1995 (1995).

The electronic communication and navigation equipment operations reported revenues of $820,000 and an operating profit of $23,000 for 1996 compared to revenues of $2,641,000 and an operating profit of $1,008,000 for 1995. The reduction in revenues and operating profit is a direct result of the U.S. Government's de-emphasis of military programs. Additionally, although the Company received a new contract from the U.S. Government to produce equipment similar to that delivered under previous contracts, the necessity to retain the cadre of experienced personnel and the associated costs negatively impacted operations until award of the contract. The Company expects that this de-emphasis will be continuing.

The energy conversion products group reported revenues of $21,533,000 and an operating profit of $2,429,000 for 1996 before the inventory write-off due to a consolidation of a product line compared to revenues of $16,183,000 and an operating profit of $1,368,000 for 1995. Both revenues and profitability increased primarily due to an increase in the custom switchgear business. There still exists softness in the solid state power supply business, but recent quotation activity indicates a potential return to previous business levels.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,371,000 in 1996 compared to $2,408,000 in 1995. 1995 reflects a one-time charge of $259,000 for the cancellation of accrued interest related to stock subscriptions.

    1995 compared with 1994:

The Company reported revenues of $18,824,000 and an operating loss of $32,000 for the year ended January 31, 1995 (1995) compared to revenues of $18,783,000 and an operating profit of $81,000 for the year ended January 31, 1994 (1994).

The electronic communication and navigation equipment operations reported revenues of $2,641,000 and an operating profit of $1,008,000 for 1995 compared to revenues of $2,789,000 and an operating profit of $676,000 for 1994. The increase in profitability is primarily attributable to efficiencies experienced in larger manufactured quantities under finalized government contract programs.

The energy conversion products group reported revenues of $16,183,000 and an operating profit of $1,368,000 for 1995 compared to revenues of $15,994,000 and an operating profit of $1,352,000 for 1994. Both revenues and profitability were relatively flat between years, however there existed a strong backlog of custom switchgear business at January 31, 1995 which should positively impact the first quarter 1996 results. The softness noted in the solid state power supply business has shown some signs of recovery and is expected to have an impact on 1996 results.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,408,000 in 1995 compared to $1,947,000 in 1994. Interest expense has increased as a result of the increase in the prime rate. Also, a one-time charge of $259,000 for the cancellation of accrued interest related to stock subscriptions is reflected in 1995.

     Liquidity and capital resources:

During 1996 and 1995, the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of January 31, 1996, such borrowings amounted to $2,331,000 with an additional availability based on the various formulae of $454,000. The Company's line of credit agreement with its current lender expires on June 30, 1998.

At this time, there are no material commitments for capital expenditures. Cash requirements for the next fiscal year should decrease by approximately five percent primarily based upon the Company's phase down of its marine products division. Based upon the availability of funds under the various existing financing arrangements, the Company deems its liquidity to be adequate.

ITEM 8 - FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA:

                                      INDEX

                                                                     Page(s)
                                                                     -------

Independent auditors' reports                                         8 - 9

Financial statements:

  Consolidated balance sheets                                          10
  Consolidated statements of operations                                11
  Consolidated statements of changes in
    shareholders' equity (deficit)                                     12
  Consolidated statements of cash flows                                13
  Notes to consolidated financial statements                         14 - 21

Financial statement schedule:

  Valuation and qualifying accounts (Schedule II)                      22

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and
 Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheet of Jetronic Industries, Inc. and subsidiaries as of January 31, 1996 and January 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended January 31, 1996. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jetronic Industries, Inc. and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the two years ended January 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ASHER & COMPANY, LTD.



Philadelphia, Pennsylvania
June 7, 1996

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and
 Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows of Jetronic Industries, Inc. and subsidiaries for the year ended January 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Jetronic Industries, Inc. and subsidiaries for the year ended January 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended January 31, 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
April 19, 1994

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            January 31,
                                                     --------------------------
                                                         1996          1995*
                                                     -----------    -----------
                                     ASSETS

Current assets:
  Cash                                               $   652,000    $   144,000
  Accounts receivable, net                             2,858,000      2,363,000
  Inventories                                          4,140,000      5,316,000
  Prepaid expenses and other current assets              601,000        488,000
                                                     -----------    -----------
         Total current assets                          8,251,000      8,311,000
Net assets of discontinued operations                                 1,481,000
Property, plant and equipment at cost, less
  accumulated depreciation                               481,000        990,000
Goodwill                                                 311,000        321,000
Other assets                                             364,000        281,000
                                                     -----------    -----------
                                                     $ 9,407,000    $11,384,000
                                                     ===========    ===========




                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable, bank                                 $2,331,000    $ 1,844,000
  Current portion of long-term debt                       89,000        135,000
  Accounts payable                                     1,584,000      1,626,000
  Other accrued liabilities                              911,000      1,005,000
  Net liabilities of discontinued operations             232,000
  Deferred interest                                    1,166,000
                                                     -----------    -----------
         Total current liabilities                     6,313,000      4,610,000
Deferred interest                                                     1,060,000
Long-term debt                                         3,996,000      4,393,000
                                                     -----------    -----------
                                                      10,309,000     10,063,000
                                                     -----------    -----------


Commitments and contingencies
Redeemable preferred stock, $1.85 stated
  value - shares authorized, 577,400; issued
  and outstanding, none
Shareholders' equity (deficit):
  Common stock, $.10 par value - shares
   authorized, 10,000,000; issued and
   outstanding, 3,604,499 in 1996 and 1995               361,000        361,000
  Capital in excess of par value                      12,569,000     12,569,000
  Retained earnings (deficit)                       ( 13,832,000)  ( 11,609,000)
                                                     -----------    -----------
         Total shareholders' equity (deficit)       (    902,000)     1,321,000
                                                     -----------    -----------
                                                     $ 9,407,000    $11,384,000
                                                     ===========    ===========



See notes to consolidated financial statements.

*Reclassified to conform to 1996 presentation.

                            JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year ended January 31,
                                       -----------------------------------------
                                          1996           1995*          1994*
                                       -----------    -----------    -----------

Net sales                              $22,353,000    $18,824,000    $18,783,000

Costs and expenses:
  Cost of goods sold                    19,065,000     15,227,000     15,577,000
  Selling, general and administrative
    expenses                             2,158,000      2,662,000      2,239,000
  Interest and debt expense              1,049,000        967,000        886,000
  Abandonment of product line            1,392,000
                                       -----------    -----------    -----------
                                        23,664,000     18,856,000     18,702,000
                                       -----------    -----------    -----------
Income (loss) from continuing
  operations before income taxes      (  1,311,000)  (     32,000)        81,000
Provision for (benefit from) income
  taxes                               (     26,000)  (    147,000)        17,000
                                       -----------    -----------    -----------
Income (loss) from continuing
  operations                          (  1,285,000)       115,000         64,000
Discontinued operations - net
  of income tax provision (benefit)
  of ($60,000) in 1996 and
  $70,000 in 1995                     (    938,000)  (     61,000)       121,000
                                       -----------    -----------    -----------
Net income (loss)                     ($ 2,223,000)   $    54,000    $   185,000
                                       ===========    ===========    ===========




Net income (loss) per share:
  Income (loss) from continuing
    operations                           ($ .36)         $ .03          $ .02
  Discontinued operations                (  .26)        (  .02)           .03
                                         ------         ------         ------
Net income (loss)                        ($ .62)         $ .01          $ .05
                                          =====         ======         ======













See notes to consolidated financial statements.

*Reclassified to conform to 1996 presentation.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                  Common Stock        Capital in      Retained        Stock
                                                      excess of       earnings        option
                                Shares     Amount     par value       (deficit)     receivables       Total
                              ---------   --------   -----------     -----------    -----------     ----------
Balance, January 31, 1993     3,722,199   $373,000   $12,815,000    ($11,848,000)    ($258,000)     $1,082,000

Net income, year ended
  January 31, 1994                                                       185,000                       185,000
                              ---------   --------   -----------     -----------    ----------      ----------
Balance, January 31, 1994     3,722,199    373,000    12,815,000    ( 11,663,000)    ( 258,000)      1,267,000

Recision of stock option
  subscriptions              (  117,700) (  12,000) (    246,000)                      258,000

Net income, year ended
  January 31, 1995                                                        54,000                        54,000
                              ---------   --------   -----------     -----------    ----------      ----------
Balance, January 31, 1995     3,604,499    361,000    12,569,000    ( 11,609,000)        -0-         1,321,000

Net loss, year ended
  January 31, 1996                                                  (  2,223,000)                  ( 2,223,000)
                              ---------   --------   -----------     -----------    ----------      ----------
Balance, January 31, 1996     3,604,499   $361,000   $12,569,000    ($13,832,000)        -0-       ($  902,000)
                              =========   ========   ===========     ===========    ==========      ==========











See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended January 31,
                                        ---------------------------------------
                                           1996           1995*         1994*
                                        ----------     ----------    ----------
Cash flows from operating activities:
  Net income (loss)                    ($2,223,000)    $   54,000    $  185,000
  Adjustments to reconcile net income
    (loss) to net cash from (used by)
    operating activities:
    Gain on sale of building           (   212,000)
    Depreciation and amortization          216,000        263,000       187,000
    Change in goodwill                      10,000         10,000        10,000
    Interest cancellation                                 259,000
    Deferred taxes                     (    86,000)   (    88,000)
    Changes in assets and liabilities:
     Accounts receivable               (   495,000)   (   644,000)    1,099,000
     Inventories                         1,176,000    ( 1,059,000)  ( 1,006,000)
     Prepaid expenses and other        (    28,000)        18,000   (   202,000)
     Other assets                      (   178,000)        54,000   (   160,000)
     Accounts payable                  (    42,000)       535,000       130,000
     Other accrued liabilities              12,000         32,000   (   302,000)
     Reserve for discontinued
      operations                           500,000
     Net assets of discontinued
      operations                         1,213,000        217,000   (   324,000)
                                        ----------     ----------    ----------
     Total adjustments                   2,086,000    (   403,000)  (   568,000)
                                        ----------     ----------    ----------
         Net cash from (used by)
          operating activities         (   137,000)   (   349,000)  (   383,000)
                                        ----------     ----------    ----------
Cash flows from (used by) investing
  activities:
  Capital expenditures, net of
    disposals                          (    95,000)   (   240,000)  (    65,000)
  Proceeds from sale of building           696,000
                                        ----------     ----------    ----------
         Net cash from (used by)
          investing activities             601,000    (   240,000)  (    65,000)
                                        ----------     ----------    ----------
Cash flows from (used by) financing
  activities:
    Net borrowings from (repayments
     to) lenders                           487,000        634,000   (   962,000)
    Principal payments on
     long-term debt                    (   443,000)   (   118,000)  (   107,000)
    Proceeds from long-term debt                                        364,000
                                        ----------     ----------    ----------
         Net cash from (used by)
          financing activities              44,000        516,000   (   705,000)
                                        ----------     ----------    ----------
Net increase (decrease) in cash            508,000    (    73,000)  ( 1,153,000)
Cash, beginning of year                    144,000        217,000     1,370,000
                                        ----------     ----------    ----------
Cash, end of year                       $  652,000     $  144,000    $  217,000
                                        ==========     ==========    ==========

Supplemental disclosures of cash flow
  information:
  Interest paid during the year         $  524,000     $  230,000    $  594,000
                                        ==========     ==========    ==========
  Income taxes paid during the year     $    1,000     $    6,000    $    9,000
                                        ==========     ==========    ==========




See notes to consolidated financial statements.
*Reclassified to conform to 1996 presentation.

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

    Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    Concentration of credit risk:

The Company maintains its cash balances in three commercial banks and one investment company. Total cash balances not secured by the Federal Deposit Insurance Corporation (FDIC) at January 31, 1996 was $1,011,000.

    Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a portion of energy conversion products (7% of consolidated inventory) and on the first-in, first-out (FIFO) method for the remaining portion of energy conversion products and electronics. Progress billings in advance of delivery reduce inventory.

    Property, plant and equipment:

Property, plant and equipment includes the cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets. Expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed principally on the straight-line method over the anticipated useful lives of the respective assets.

    Goodwill:

Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $95,000 in 1996 and $85,000 in 1995.

    Revenue recognition:

Sales of products under long-term contracts involving definable end items are recognized as shipments are made.

    Research and development costs:

Research and development costs are charged to expense as incurred. Such costs amounted to $48,000, $26,000 and $46,000 in 1996 - 1994, respectively.

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Selling, general and administrative expenses:

Selling, general and administrative costs were reduced in 1996 by $335,000 as a result of a gain on the sale of a building and refund of prior years' state taxes.

    Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates.

    Per share data:

Common share and common share equivalent per share data are based on the weighted average number of common shares outstanding and of common share equivalents deemed to be outstanding during the year, except when dilutive. Common share equivalents are represented by stock options and warrants reduced by the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants.

When dilutive, the computation of fully diluted per share data is based on the weighted average number of common and common equivalent shares as if convertible debentures had been converted into common stock at the beginning of the respective periods after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. There was no dilution in 1996, 1995 or 1994.

The weighted average number of common and common equivalent shares used to compute primary per share data was 3,604,000 in 1996, 3,722,000 in 1995 and 3,768,000 in 1994.

NOTE 2 - DISCONTINUED OPERATIONS:

During 1996, the Company discontinued its marine electronic and communications business (Ray Jefferson) located in Philadelphia, Pennsylvania. Revenues and results of the discontinued marine electronic and communication operations are summarized below.

                                                 Year ended January 31,
                                        ---------------------------------------
                                           1996           1995          1994
                                        ----------     ----------    ----------

Revenues                                $1,671,000     $3,123,000    $2,967,000
                                        ==========     ==========    ==========

Income (loss) from operations          ($  498,000)    $    9,000    $  121,000
Provision to reduce to net
  realizable value                     (   500,000)
                                        ----------     ----------    ----------
                                       ($  998,000)    $    9,000    $  121,000
                                        ==========     ==========    ==========

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Assets and liabilities of discontinued operations as of January 31, 1996 and 1995 are as follows:

                                                          1996          1995
                                                       ----------    ----------

Current assets:
  Accounts receivable                                  $   66,000    $  489,000
  Inventories                                             261,000       859,000
  Prepaid expenses                                                       88,000
                                                       ----------    ----------
         Total current assets                             327,000     1,436,000
Property, plant and equipment                             119,000       226,000
                                                       ----------    ----------
         Total assets                                  $  446,000    $1,662,000
                                                       ==========    ==========




Current liabilities:
  Accounts payable                                     $  132,000    $  104,000
  Accrued liabilities                                      46,000        77,000
  Reserve for discontinued operations                     500,000
                                                       ----------    ----------
         Total current liabilities                     $  678,000    $  181,000
                                                       ==========    ==========




NOTE 3 - ACCOUNTS RECEIVABLE:

                                                              January 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------   -----------

Trade                                                  $2,864,000    $2,386,000
Allowance for doubtful accounts                       (     6,000)  (    23,000)
                                                       ----------    ----------
                                                       $2,858,000    $2,363,000
                                                       ==========    ==========




NOTE 4 - INVENTORIES:

                                                              January 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------    ----------

Raw materials                                          $2,626,000    $3,353,000
Work-in-process                                         1,514,000     1,963,000
                                                       ----------    ----------
                                                       $4,140,000    $5,316,000
                                                       ==========    ==========




Current replacement cost on a first-in, first-out basis for all inventories approximated $4,220,000 and $5,426,000 at January 31, 1996 and 1995,
respectively. Inventory values are stated net of valuation reserves of $20,000 and $20,000 at January 31, 1996 and 1995, respectively.

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During 1996 and 1995, certain inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases, the effect of which decreased net loss by $39,000 in 1996 ($.01 per share) and increased net income by $7,000 in 1995.

During 1996, in the course of consolidating the energy conversion product group's manufacturing facilities, inventory not presently used in a major customer's current product line was abandoned resulting in a one-time charge of $1,392,000 in the fourth quarter.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

                                           January 31,
                                       ------------------             Estimated
                                       1996          1995           useful lives
                                       ----          ----           ------------
Land, buildings and improvements     $  564,000    $1,247,000        6-16 years
Machinery, equipment and tooling      1,965,000     1,921,000        4-10 years
Furniture and fixtures                1,178,000     1,152,000        4-10 years
                                     ----------    ----------
                                      3,707,000     4,320,000
Accumulated depreciation            ( 3,226,000)  ( 3,330,000)
                                     ----------    ----------
                                     $  481,000    $  990,000
                                     ==========    ==========




Depreciation and amortization expense amounted to $219,000, $319,000 and $346,000 in 1996, 1995 and 1994, respectively.

NOTE 6 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $5,000,000 to the Company and its subsidiaries at interest rates 2.5% above prime with a similar commitment fee on amounts up to a $3,000,000 minimum. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 1996, $2,331,000 of demand loans were outstanding under these credit arrangements. Total unused lines of credit available at January 31, 1996 approximated $454,000. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 11.44% in 1996 and 9.83% in 1995.

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

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Long-term debt consists of:
                                                              January 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------

  10% Debentures due December 1999                     $2,400,000    $2,400,000
  10% Debentures due December 1999 (formerly 14 1/2%)   1,456,000     1,456,000
  10% mortgage payable in monthly installments
    of $6,600 through September 1997                                    342,000
  Term loan at 2.5% above prime payable in
    monthly installments of $6,100 through
    July 2001                                             169,000       255,000
  Philadelphia Industrial Development Corporation
    (PIDC) term loan at 4.5% payable in monthly
    installments of $1,500 through September 1999          60,000        75,000
                                                       ----------    ----------
                                                        4,085,000     4,528,000
Less - Amount due within one year                     (    89,000)  (   135,000)
                                                       ----------    ----------
                                                       $3,996,000    $4,393,000
                                                       ==========    ==========




The Debentures are subordinated to the prior payment of all senior indebtedness. In May 1995, the Bondholders agreed to extend the maturity of both issues to December 1999, reduce the rate of the 14 1/2% debentures to 10% and waive the existing mandatory redemption obligations. The due date for payment of the deferred interest has been extended until December 15, 1996. The Company has the right through March 31, 1996 to prepay any portion of the deferred interest at one-half the face value in full satisfaction thereof. To the extent that any part of the deferred interest remains unpaid, the Company has the right to satisfy the remaining obligation by paying one-half in cash and one-half by the issuance of common stock at an agreed value of $1.00 per share.

The 10% mortgage payable was secured by the Company's primary facilities located in Peoria, Illinois which was sold in December 1995. The term loan is secured by various machinery and equipment. The Philadelphia Industrial Development Company
(PIDC) loan is secured by a first lien against the Company's computer system at its Headquarters location.

Principal repayment obligations on all long-term debt amount to $89,000 in 1997, $89,000 in 1998, $41,000 in 1999 and $3,866,000 in 2000.

NOTE 7 - COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY:

During 1991, shareholders approved the granting of up to 565,774 options on shares of common stock under the 1990 Incentive Stock Option Plan. Options are exercisable immediately upon grant and expire five years after the date of grant. The option price must be at least equal to the fair market value of the common stock at the time of grant. There were 286,000 Options issued under the 1990 Plan, none of which have been exercised and all of which have lapsed.

In 1985, certain officers executed promissory notes in the amount of $258,000 on exercise of options to acquire 117,700 shares of Jetronic Industries, Inc. common stock. As of January 31, 1995, there was due $259,000 of accrued

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


interest on account of the unpaid principal balance of said notes. Under provisions of the Pennsylvania Business Corporation Law in effect in 1984, the Company had no power to accept a promissory note in consideration of the issuance or sale of common stock, whether secured by pledge or otherwise. Accordingly, counsel for the Company has determined that the stock was invalidly issued and that the transactions were ultra vires and void. The officers have delivered the shares of common stock to the Company. The accrued interest has been cancelled and is reflected as a charge to general and administrative expenses for the year ended January 31, 1995.

In conjunction with various financing arrangements, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 111,435 shares at $1.00 per share.

At January 31, 1996, 565,774 shares were reserved for future grants under the 1990 Stock Option Plan. In addition, there were 10,086 and 186,435 shares, respectively, reserved for employee stock bonuses and exercise of warrants.

NOTE 8 - INCOME TAXES:

The provision for (benefit from) taxes on income include:

                                           1996          1995           1994
                                       -----------    ----------     ----------
Current:
  State                                               $   11,000     $   19,000

Deferred:
  Federal                             ($   86,000)   (    87,000)
  State                                              (     1,000)   (     2,000)
                                       ----------     ----------     ----------
                                      ($   86,000)   ($   77,000)    $   17,000
                                       ==========     ==========     ==========




The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax assets as of January 31, 1996 and 1995 were as follows:

                                                         1996           1995
                                                     -----------    -----------

Deferred tax liability:
  Prepaid expenses                                   ($   16,000)   ($   47,000)

Deferred tax assets:
  Accounts receivable                                      4,000         10,000
  Inventories                                             14,000         65,000
  Liquidation valuations                                 170,000         59,000
  Net operating loss carryforwards                     3,123,000      2,469,000
  Investment tax credit carryforwards                     82,000         82,000
                                                      ----------     ----------
    Deferred tax assets                                3,393,000      2,685,000
  Less-valuation allowance                           ( 3,203,000)   ( 2,550,000)
                                                      ----------     ----------
    Net deferred tax assets                              190,000        135,000
                                                      ----------     ----------
      Net deferred tax benefit                        $  174,000     $   88,000
                                                      ==========     ==========

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss carryforwards because realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed. The valuation allowance increased by $653,000 in 1996 and decreased by $46,000 in 1995.

Differences between the statutory federal income tax rate and the effective tax rate for 1996 - 1994 are accounted for as follows:

                                            1996           1995           1994
                                          -------        -------        -------

Federal income tax rate                   ( 34.0%)       ( 34.0%)         34.0%
State income taxes, net of
  federal tax benefit                                      29.4            5.4
Tax effect of non-deductible expenses        0.5           61.4            3.7
NOL utilization under SFAS No. 109          29.8         (391.6)        ( 34.0)
Other                                                                   (  1.0)
                                           -----          -----          -----
Effective income tax rate                 (  3.7%)       (334.8%)          8.1%
                                           =====          =====          =====




For federal income tax purposes, at January 31, 1996 the Company has net operating loss carryforwards of $9,186,000 which will expire from 2003 to 2011. The Company also has investment tax credit carryforwards of $82,000 at January 31, 1996 which will expire through 2000.

NOTE 9 - EMPLOYEE BENEFIT PLANS:

Jetronic has a qualified profit sharing plan covering certain employees. Contributions to the plan are made at the discretion of the Board of Directors. No contributions were made in 1996 or 1994; $25,000 was contributed in 1995. The Company also has a 401(k) plan for eligible employees to which contributions of $11,000, $12,000 and $12,000 were made in 1996 - 1994, respectively.

Certain subsidiaries maintain qualified profit sharing or defined contribution plans for their employees under a collective bargaining agreement. The Company's obligation is based on a rate per hour worked. Contributions to such plans were $130,000, $135,000 and $105,000 in 1996, 1995 and 1994, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 1996, total rental commitments for continuing operations under these leases, which expire periodically through 2006, aggregated $1,552,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the Company. Total rental commitments approximate $290,000, $246,000, $196,000, $113,000 and $113,000 for
the years 1997 through 2001, respectively and $594,000 thereafter. Total rental expense under all operating leases was $295,000, $348,000 and $331,000 for 1996, 1995 and 1994, respectively.

                            JETRONIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company has entered into an employment agreement requiring minimum annual payments of $225,000 until 2000. At January 31, 1996, the Company had a total of 144 employees, of which approximately 42% are represented by a union whose existing labor agreement expires in May 1998.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary engaged in the retail furniture and appliance business ("Levin"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On March 5, 1992, the case was converted to a proceeding under Chapter 11 of the United States Bankruptcy Court and on June 10, 1992, the case reverted to a Chapter 7 proceeding. The Trustee appointed to administer the assets of Levin's bankrupt estate was authorized to engage counsel for the limited purpose of investigating and bringing claims against Levin's officers, directors and affiliated entities. The Company has been made aware that the Trustee may assert claims against the Company relating to inter-company transactions between the Company and Levin. No claims have been asserted as of the date hereof. The Company has also been named in a suit by a former vendor's sales representative alleging breach of contract. Management of the Company believes that any such claims, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of all assets and liabilities (other than long-term debt) considered financial instruments approximate fair value because of the short term maturity of these items.

The carrying amount of long-term debt approximates fair value because of the short term maturity of a portion of the liability and because the interest rates approximate market interest rates.

NOTE 12 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 1996, 1995 and 1994 included on pages 1 and 2 of this Annual Report on Form 10-K is an integral part of these financial statements. In 1996, 1995 and 1994, respectively, Caterpillar, Inc. accounted for 51%, 56% and 47% of consolidated revenues.

                            JETRONIC INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II




                                               Additions  Deductions
                                               ---------  ----------
                                                Charged
                                     Balance    to costs    Account   Balance
                                    beginning     and       write-      end
           Description               of year    expenses     offs     of year
           -----------              ---------  ----------   -------   -------
Year ended January 31, 1996:
  Allowance for doubtful accounts    $ 23,000   $ 23,000   $ 40,000   $  6,000
                                     ========   ========   ========   ========
  Inventory valuation                $ 20,000                         $ 20,000
                                     ========                         ========
  Reorganization                     $175,000   $500,000   $443,000   $232,000
                                     ========   ========   ========   ========

Year ended January 31, 1995:
  Allowance for doubtful accounts    $ 16,000   $ 10,000   $  3,000   $ 23,000
                                     ========   ========   ========   ========
  Inventory valuation                $ 20,000                         $ 20,000
                                     ========                         ========
  Reorganization                     $421,000              $246,000   $175,000
                                     ========              ========   ========

Year ended January 31, 1994:
  Allowance for doubtful accounts    $ 15,000   $ 51,000   $ 50,000   $ 16,000
                                     ========   ========   ========   ========
  Inventory valuation                $ 83,000              $ 63,000   $ 20,000
                                     ========              ========   ========
  Reorganization                     $754,000              $333,000   $421,000
                                     ========              ========   ========

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

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

             (22)        Subsidiaries of Registrant

                           Principal          Location of
                         subsidiaries       incorporation    Business names
                         ------------       -------------    --------------

                         Harry Levin, Inc.  Pennsylvania     Levin's

                         Redco, Inc.        Illinois         Republic
                                                             Electric &
                                                             Development
                                                             Company

    (b)  Reports on Form 8-K:

         1. There were no reports on Form 8-K filed during the quarter ended January 31, 1996.

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


                                               JETRONIC INDUSTRIES, INC.
                                                       Registrant

Date:   June 25, 1996                          By /s/   Peter J. Kursman
                                                  ---------------------------
                                                  Peter J. Kursman,
                                                  President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     Signature                           Capacity                      Date


/s/ Peter J. Kursman
- -----------------------------
Peter J. Kursman                    Principal Executive            June 25, 1996
President                           Officer and Director



/s/ Daniel R. Kursman
- -----------------------------
Daniel R. Kursman,                  Director                       June 25, 1996
Chairman of the Board and
Treasurer



/s/ Leonard W. Pietrzak
- -----------------------------
Leonard W. Pietrzak                 Principal Financial            June 25, 1996
Vice President-Finance              and Accounting Officer
                                    and Director



/s/ William L. Weiss
- -----------------------------
William L. Weiss                    Director                       June 25, 1996
General Counsel and
Secretary