Form 10-Q
period 1996-04-30
JETRONIC INDUSTRIES INC
filed 1996-06-27
CIK 53500

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended April 30, 1996
   Commission File Number 1-4124



                        JETRONIC INDUSTRIES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Pennsylvania                             23-1364981
   -------------------------------               --------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


              4200 Mitchell Street, Philadelphia, PA  19128
         ------------------------------------------------------
         (Address of principal executive offices)    (Zip Code)


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
                                               -----    -----




   At April 30, 1996, 3,604,499 shares of common stock were outstanding.

                                 PART I



ITEM 1

CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND ITS
SUBSIDIARIES


The following Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Consolidated Statements of Cash Flows are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods have been included. Results of operations for interim periods are not necessarily indicative of a full year's operations. The aforementioned statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended January 31, 1996.

Summarized business segment information for fiscal years 1997 and 1996 (in thousands) is as follows:


                                        Three Months Ended April 30,
                                        ----------------------------
                                             1996           1995*
                                           --------       --------
   Net revenues:

     Electronic communication
       equipment                           $    341       $     92
     Energy conversion products
       group                                  4,889          5,659
                                           --------       --------
     Consolidated                          $  5,230       $  5,751
                                           ========       ========






   Operating profit (loss):

     Electronic communication
       equipment                           $    110       $(    76)
     Energy conversion products
       group                                    617            558
     Net corporate expenses                 (   520)       (   466)
                                           --------       --------
                                           $    207       $     16
                                           ========       ========





























   * Reclassified to conform to 1997 presentation.

ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of operations:

In the following commentary, "operating profit" is total revenue less operating expenses and has been reclassified to exclude discontinued operations. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

The electronic communication equipment operations reported revenues of $341,000 and an operating profit of $110,000 for the three months ended April 30, 1996
(1997) compared to revenues of $92,000 and an operating loss of $76,000 for the three months ended April 30, 1995 (1996). The increase in both revenues and profitability is related to deliveries under a U.S. Government contract for products similar to those produced in the past. The customer has exercised options under the existing contract for delivery at a future date.

The energy conversion products group reported revenues of $4,889,000 and an operating profit of $617,000 for the three months ended April 30, 1996 compared to revenues of $5,659,000 and an operating profit of $558,000 for the three months ended April 30, 1995. The increase in profitability is primarily associated with the solid state power supply business which has embarked on a substantial program of supplying ancillary equipment to a number of major airlines.

Net corporate expenses, comprised of interest expense and general corporate items, were $520,000 for the three months ended April 30, 1996 compared to $466,000 for the three months ended April 30, 1995. The increase is primarily associated with increased interest costs.

Liquidity and Capital Resources:

During FY 1997 and FY 1996 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of April 30, 1996, such borrowings amounted to $1,739,000 with an additional availability based on the various formulae of $660,000. The Company's line of credit agreement with its current lender expires on June 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued):



At this time, there are no material commitments for capital expenditures. Cash requirements for the current fiscal year should decrease by approximately five percent, primarily based upon the Company's discontinuance of its marine products division. Based upon the availability of funds under its various existing financing arrangements, the Company deems its liquidity to be adequate.

                        JETRONIC INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (000's Omitted)


                                        April 30, 1996   January 31, 1996
                                        --------------   ----------------

       ASSETS

   Current assets:

     Cash                                   $    551         $    652
     Accounts receivable                       2,426            2,858
     Inventories                               4,568            4,140
     Prepaid and other assets                    531              601
                                            --------         --------
         Total current assets                  8,076            8,251
   Property, plant and equipment, net            476              481
   Goodwill                                      308              311
   Other assets                                  480              364
                                            --------         --------
         Total assets                       $  9,340         $  9,407
                                            ========         ========







     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities:

     Notes payable to lenders               $  1,739         $  2,331
     Current portion of long-term debt            81               89
     Accounts payable                          2,122            1,584
     Other accrued liabilities                   855            1,143
     Deferred interest                         1,193            1,166
                                            --------         --------
         Total current liabilities             5,990            6,313
   Long-term debt                              4,045            3,996
                                            --------         --------
         Total liabilities                    10,035           10,309
                                            --------         --------

   Shareholders' equity (deficit):
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (13,625)         (13,832)
                                            --------         --------
         Total shareholders'
           equity (deficit)                  (   695)         (   902)
                                            --------         --------
                                            $  9,340         $  9,407
                                            ========         ========







   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                          Three Months Ended April 30,
                                          ----------------------------
                                              1996          1995*
                                            --------      --------


   Net sales                                 $  5,230     $  5,751

   Cost and expenses:

     Cost of goods sold                         4,313        4,944
     Selling and administrative expenses          455          538
     Interest and debt expenses                   255          253
                                             --------     --------
     Total costs and expenses                   5,023        5,735
                                             --------     --------
   Income from continuing operations
     before income taxes                          207           16
   Income tax provision                                          2
                                             --------     --------
   Income from continuing operations              207           14
   Discontinued operations                                 (     8)
                                             --------     --------
   Net income                                $    207     $      6
                                             ========     ========

   Net income per share (A)                  $    .06     $    .00
                                             ========     ========



















   Notes:

   (A) Weighted average number of shares for the three months ended April 30, 1996 and 1995 was 3,604,000.


   See notes to consolidated financial statements.

   * Reclassified to conform to 1996 presentation.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (000's Omitted)


                                            Common Stock        Capital in      Retained
                                        ------------------       excess of      earnings
                                          Shares    Amount       par value      (deficit)       Total
                                        ---------   ------       ---------      ---------       -----

Balance, January 31, 1995               3,604,499    $361         $12,569       ($11,609)      $1,321
Net loss, year ended
  January 31, 1996                                                              (  2,223)     ( 2,223)
                                        ---------   -----         -------        -------       ------
Balance, January 31, 1996               3,604,499     361          12,569       ( 13,832)     (   902)
Net income, three months
  ended April 30, 1996                                                               207          207
                                        ---------   -----         -------        -------       ------
Balance, April 30, 1996                 3,604,499    $361         $12,569       ($13,625)     ($  695)
                                        =========   =====         =======        =======       ======




















See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                           Three Months Ended April 30,
                                           ----------------------------
                                                1996            1995*
                                              --------        ---------

   Cash flows from operating activities:
     Net income                               $   207         $     6
     Adjustments to reconcile net income
       to net cash provided (used)
       by operating activities:
       Depreciation and amortization               49              58
       Reduction of goodwill                        3               3
       Deferred taxes                                          (   15)
       Changes in assets and liabilities:
         Accounts receivable                      432          (1,018)
         Inventories                           (  428)         (  321)
         Prepaid and other assets                  70              86
         Net assets of discontinued
           operations                                             210
         Other assets                          (  140)         (    2)
         Accounts payable                         538             368
         Other liabilities                     (  261)         (   75)
                                              -------         -------
         Total adjustments                        263          (  706)
                                              -------         -------
           Net cash provided (used) by
             operating activities                 470          (  700)
                                              -------         -------
   Cash flows from investing activities:
     Capital expenditures                      (   20)         (   42)
                                              -------         -------
   Cash flows from financing activities:
     Proceeds from long-term debt                  65
     Net borrowings from lenders               (  592)            661
     Principal payments on long-term debt      (   24)         (   33)
                                              -------         -------
           Net cash provided (used) by
             financing activities              (  551)            628
                                              -------         -------
   Net increase (decrease) in cash             (  101)         (  114)
   Cash beginning of period                       652             144
                                              -------         -------
   Cash end of period                         $   551         $    30
                                              =======         =======


   Supplemental disclosures of cash flow
     information:
     Interest paid during the period          $    98         $    12
                                              =======         =======


     Income taxes paid during the period      $   -0-         $     1
                                              =======         =======







   See notes to consolidated financial statements.

   * Reclassified to conform to 1996 presentation.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



   Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (8% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                      April 30, 1996    January 31, 1996
                                      --------------    ----------------

     Raw materials                      $  2,786            $  2,626
     Work in process                       1,782               1,514
                                        --------            --------
     Total                              $  4,568            $  4,140
                                        ========            ========






   Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $3,316, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $3,142 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                           Three Months Ended April 30,
                                           ----------------------------
                                                1996            1995
                                               ------          ------

     Federal income tax rate                    34.0%           34.0%
     State income taxes, net of
       federal tax benefit                                     137.0
     Tax effect of non-deductible
       expenses                                  1.5            40.8
     NOL utilization under SFAS No. 109       ( 35.5)         (189.9)
                                               -----           -----
     Effective income tax rate                  -0- %           21.9%
                                               =====           =====

                                PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) - There were no reports on Form 8-K filed for the quarter ended April 30, 1996.
















                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JETRONIC INDUSTRIES, INC.
                                 -------------------------
                                        Registrant



                                 /s/ Leonard W. Pietrzak
                                 -------------------------
                                 Leonard W. Pietrzak
                                 Vice President - Finance















   June 26, 1996