Form 10-Q
period 1996-07-31
JETRONIC INDUSTRIES INC
filed 1996-09-13
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended July 31, 1996
   Commission File Number 1-4124



                            JETRONIC INDUSTRIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                             23-1364981
   -------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


                  4200 Mitchell Street, Philadelphia, PA 19128
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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



   At July 31, 1996, 3,604,499 shares of common stock were outstanding.

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

   CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

   Certain forward looking statements contained herein are based on current expectations. Actual results may differ materially from the results described in such forward looking statements due to but not limited to the following factors: the effect of general business conditions, the impact of competitive products and pricing, product development and technological difficulties.

   Summarized business segment information for fiscal years 1997 and 1996 (in thousands) is as follows:


                                           Six Months Ended July 31,
                                           -------------------------
                                             1996           1995*
                                           --------       --------
   Net revenues:

     Electronic communication
       equipment                           $    516       $    118
     Energy conversion products
       group                                 10,445         11,052
                                           --------       --------
     Consolidated                          $ 10,961       $ 11,170
                                           ========       ========





   Operating profit (loss):

     Electronic communication
       equipment                           $    143       $(   147)
     Energy conversion products
       group                                  1,267            843
     Net corporate expenses                 ( 1,083)       ( 1,073)
                                           --------       --------
                                           $    327       $(   377)
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

   The electronic communication equipment operations reported revenues of $516,000 and an operating profit of $143,000 for the six months ended July 31, 1996 (1997) compared to revenues of $118,000 and an operating loss of $147,000 for the six months ended July 31, 1995 (1996). Revenues and operating profit for the quarter ended July 31, 1996 were $175,000 and $33,000, respectively, compared to revenues and operating loss for the quarter ended July 31, 1995 of $26,000 and $71,000, respectively. The increase in both revenues and profitability is related to deliveries under a U.S. Government contract for products similar to those produced in the past.

   The energy conversion products group reported revenues of $10,445,000 and an operating profit of $1,267,000 for the six months ended July 31, 1996 compared to revenues of $11,052,000 and an operating profit of $843,000 for the six months ended July 31, 1995. Revenues and operating profit for the quarter ended July 31, 1996 were $5,556,000 and $524,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1995 of $5,393,000 and $285,000, respectively. The increase in profitability is attributable to increased margins in the solid state power supply business and custom switchgear equipment.

   Net corporate expenses, comprised of interest expense and general corporate items, were $1,083,000 for the six months ended July 31, 1996 compared to $1,073,000 for the six monhts ended July 31, 1995.

   Liquidity and Capital Resources:

   During FY 1997 and FY 1996 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of July 31, 1996, such borrowings amounted to $2,456,000 with an additional availability based on the various formulae of $334,000. The Company's line of credit agreement with its current lender expires on June 30, 1998.

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

                        JETRONIC INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (000's Omitted)



                                        July 31, 1996   January 31, 1996
                                        -------------   ----------------

       ASSETS

   Current assets:

     Cash                                   $    570         $    652
     Accounts receivable                       3,023            2,858
     Inventories                               4,728            4,140
     Prepaid and other assets                    553              601
                                            --------         --------
         Total current assets                  8,874            8,251
   Property, plant and equipment, net            455              481
   Goodwill                                      306              311
   Other assets                                  515              364
                                            --------         --------
         Total assets                       $ 10,150         $  9,407
                                            ========         ========







     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities:

     Notes payable to lenders               $  2,456         $  2,331
     Current portion of long-term debt            81               89
     Accounts payable                          1,959            1,584
     Other accrued liabilities                   994            1,143
     Deferred interest                         1,219            1,166
                                            --------         --------
         Total current liabilities             6,709            6,313
   Long-term debt                              4,025            3,996
                                            --------         --------
         Total liabilities                    10,734           10,309
                                            --------         --------
   Shareholders' equity (deficit):
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (13,514)         (13,832)
                                            --------         --------
         Total shareholders'
           equity (deficit)                  (   584)         (   902)
                                            --------         --------
                                            $ 10,150         $  9,407
                                            ========         ========







   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                            Six Months Ended July 31,
                                            -------------------------
                                              1996             1995*
                                            --------         --------

   Net sales                                 $ 10,961       $ 11,170

   Cost and expenses:

     Cost of goods sold                         9,117          9,856
     Selling and administrative expenses        1,011          1,168
     Interest and debt expenses                   506            523
                                             --------       --------
     Total costs and expenses                  10,634         11,547
                                             --------       --------
   Income (loss) from continuing
     operations before income taxes               327        (   377)
   Income tax provision                             9              1
                                             --------       --------
   Income (loss) from continuing
     operations                                   318        (   378)
   Discontinued operations                                   (    36)
                                             --------       --------
   Net income (loss)                         $    318       $(   414)
                                             ========       ========
   Net income (loss) per share (A)           $    .09       $(   .12)
                                             ========       ========



















   Notes:

   (A) Weighted average number of shares for the six months ended July 31, 1996 and 1995 was 3,604,000.


   See notes to consolidated financial statements.

   * Reclassified to conform to 1996 presentation.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                          Three Months Ended July 31,
                                          ---------------------------
                                               1996         1995*
                                             --------     --------

   Net sales                                 $  5,731     $  5,419

   Cost and expenses:

     Cost of goods sold                         4,804        4,912
     Selling and administrative expenses          556          630
     Interest and debt expenses                   251          270
                                             --------     --------
     Total costs and expenses                   5,611        5,812
                                             --------     --------
   Income (loss) from continuing
     operations before income taxes               120      (   393)
   Income tax provision                             9      (     1)
                                             --------     --------
   Income (loss) from continuing
     operations                                   111      (   392)
   Discontinued operations                                 (    28)
                                             --------     --------
   Net income (loss)                         $    111     $(   420)
                                             ========     ========
   Net income (loss) per share (A)           $    .03     $(   .12)
                                             ========     ========



















   Notes:

   (A) Weighted average number of shares for the three months ended July 31, 1996 and 1995 was 3,604,000.


   See notes to consolidated financial statements.

   * Reclassified to conform to 1996 presentation.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (000's Omitted)


                                            Common Stock         Capital in      Retained
                                         ------------------       excess of      earnings
                                         Shares      Amount       par value      (deficit)          Total
                                        ---------    ------       ---------      ---------          -----

Balance, January 31, 1995               3,604,499     $361         $12,569       ($11,609)         $1,321
Net loss, year ended
  January 31, 1996                                                               (  2,223)        ( 2,223)
                                        ---------     ----         -------       --------         -------
Balance, January 31, 1996               3,604,499      361          12,569       ( 13,832)        (   902)
Net income, six months
  ended July 31, 1996                                                                 318             318
                                        ---------     ----         -------       --------         -------
Balance, July 31, 1996                  3,604,499     $361         $12,569       ($13,514)        ($  584)
                                        =========     ====         =======       ========         =======













See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                             Six Months Ended July 31,
                                             -------------------------
                                                1996            1995*
                                              -------         -------
   Cash flows from operating activities:
     Net income (loss)                        $   318         $(  414)
     Adjustments to reconcile net income
       to net cash provided (used)
       by operating activities:
       Depreciation and amortization               96             116
       Reduction of goodwill                        5               5
       Deferred taxes                                          (   15)
       Changes in assets and liabilities:
         Accounts receivable                   (  165)         (  560)
         Inventories                           (  588)             60
         Prepaid and other assets                  48          (   87)
         Net assets of discontinued
           operations                                             655
         Other assets                          (  197)         (    3)
         Accounts payable                         375          (  119)
         Other liabilities                     (   96)         (  121)
                                              -------         -------
         Total adjustments                     (  522)         (   69)
                                              -------         -------
           Net cash provided (used) by
             operating activities              (  204)         (  483)
                                              -------         -------
   Cash flows from investing activities:
     Capital expenditures                      (   24)         (   49)
                                              -------         -------
   Cash flows from financing activities:
     Proceeds from long-term debt                  65
     Net borrowings from lenders                  125             614
     Principal payments on long-term debt      (   44)         (   67)
                                              -------         -------
           Net cash provided (used) by
             financing activities                 146             547
   Net increase (decrease) in cash             (   82)             15
   Cash beginning of period                       652             144
                                              -------         -------
   Cash end of period                         $   570         $   159
                                              =======         =======
   Supplemental disclosures of cash flow
     information:
     Interest paid during the period          $   119         $   175
                                              =======         =======
     Income taxes paid during the period      $   -0-         $     1
                                              =======         =======


   See notes to consolidated financial statements.

   * Reclassified to conform to 1996 presentation.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



   Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (11% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                        July 31, 1996   January 31, 1996
                                        -------------   ----------------
     Raw materials                         $  2,856         $  2,626
     Work in process                          1,872            1,514
                                           --------         --------
     Total                                 $  4,728         $  4,140
                                           ========         ========


   Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $3,269, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $3,098 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                             Six Months Ended July 31,
                                             -------------------------
                                                1996            1995
                                             ---------      ----------
     Federal income tax rate                    34.0%          (34.0%)
     State income taxes, net of
       federal tax benefit                       1.8             2.6
     Tax effect of non-deductible
       expenses                                  1.9             1.6
     NOL utilization under SFAS No. 109        (35.0)           30.0
                                              ------         -------
     Effective income tax rate                   2.7%            0.2%
                                              ======         =======

                                 PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) - There were no reports on Form 8-K filed for the quarter ended July 31, 1996.
















                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JETRONIC INDUSTRIES, INC.
                                 --------------------------
                                        Registrant




                                  /s/  Leonard W. Pietrzak
                                 --------------------------
                                 Leonard W. Pietrzak
                                 Vice President - Finance















   September 13, 1996