Form 10-K
period 1997-01-31
JETRONIC INDUSTRIES INC
filed 1997-05-16
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                  F O R M 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                           Commission File Number
        January 31, 1997                                      1-4124

                            JETRONIC INDUSTRIES, INC.

     Pennsylvania                                              23-1364981
-----------------------                                    -------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

             4200 Mitchell Street, Philadelphia, Pennsylvania 19128
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  215-482-7660
                                  ------------
                               (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value                          American Stock Exchange
----------------------------                          -----------------------
     (Title of Class)                                   (Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.                         Yes  X    No
                                                                   ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On April 14, 1997, the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $4,055,000.

On April 14, 1997, there were 3,604,499 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed:

                                                  Part of 10-K into which the
              Document                            Document is Incorporated
----------------------------------------          ---------------------------
Definitive Proxy Statement in connection          Part III, Items 10, 11, 12
 with annual meeting of shareholders to             and 13
 be held in September 1997

                                     PART I

ITEM 1 - BUSINESS:
------------------

The Registrant, Jetronic Industries, Inc., together with its subsidiaries, is referred to as "the Company" unless the context clearly indicates otherwise. During 1996, the Company discontinued its marine electronic and communication business (Ray Jefferson) because of competitive pricing pressures and a general softness in the marine market and abandoned a portion of its switchgear product line. Effective July 31, 1992, holders of the Company's 10% and 14 1/2% Subordinated Convertible Debentures converted a portion of their bonds into common stock in satisfaction of mandatory principal payments. The Bondholders also deferred payment of the accrued interest thereon. In addition, effective July 31, 1992, Redeemable Preferred Stock was converted into common stock. In January 1992, certain trade creditors of the Company's retail furniture and appliance operation (Levin's) filed a petition to place Levin's in Chapter 7 of the United States Bankruptcy Code. Levin's has liquidated all of its assets. On January 6, 1997, the Company entered into a settlement agreement whereby the Trustee accepted $100,000 in full and final settlement of all claims, payable over a thirteen month period. In March 1997, the Company acquired the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronic Corporation. There have been no other significant developments related to the Company's business.

   Business segment and geographic information:
   --------------------------------------------

Summarized business segment information for 1997-1995 (in thousands) is as follows:


                                                              1997       1996        1995
                                                              ----       ----        ----
 Net revenues:

    Electronic communication equipment                     $   688      $   820      $ 2,641
    Energy conversion products group                        22,983       21,533       16,183
                                                           -------      -------      -------
        Consolidated                                       $23,671      $22,353      $18,824
                                                           =======      =======      =======
 Operating profit (loss):

    Electronic communication equipment                     $   146      $    23      $ 1,008
    Energy conversion products group                         2,835        2,429        1,368
    Energy conversion products group
      abandonment of product line                                      (  1,392)
    Net corporate expenses                                  (2,405)    (  2,371)     ( 2,408)
                                                           -------      -------      -------
        Consolidated                                       $   576     ($ 1,311)     ($   32)
                                                           =======      =======      =======
 Identifiable assets:
    Electronic communication equipment                     $   296      $   676      $ 2,322
    Energy conversion products group                         9,803        7,336        8,045
                                                           -------      -------      -------
        Total                                               10,099        8,012       10,367

    Other corporate assets                                  1,282        1,395        1,017
                                                           -------      -------      -------
        Consolidated                                       $11,381      $ 9,407      $11,384
                                                           =======      =======      =======


                                                              1997       1996        1995
                                                              ----       ----        ----

 Depreciation expense:

   Electronic communication equipment                      $    32      $   127      $   193
   Energy conversion products group                             71           92          126
                                                           -------      -------      -------
       Consolidated                                        $   103      $   219      $   319
                                                           =======      =======      =======
 Capital expenditures:

   Electronic communication equipment                                                $    45
   Energy conversion products group                        $    64      $    86          239
                                                           -------      -------      -------
       Consolidated                                        $    64      $    86      $   284
                                                           =======      =======      =======

Operating profit is total revenue less operating expenses. In computing operating profit by segment, none of the following items have been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally prepaid and other assets.

During 1997-1995, respectively, contracts with United States Government agencies accounted for approximately $930,000, $974,000 and $2,903,000 of total sales in the electronic communication equipment and energy conversion products group segments.

  Description of the business:
  ----------------------------

Jetronic was incorporated in the Commonwealth of Pennsylvania on January 12, 1951.

Jetronic is engaged in the design, development, manufacture, distribution and sale of electronic equipment for commercial and government use through its "Electronics" and "Transchem" divisions and Redco subsidiary.

The Electronics Division designs and manufactures, to customer specification, digital data control terminals.

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

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition. The five largest commercial customers of the energy conversion products group accounted for 70% of that group's sales, one of which accounted for 57%. Prime contract sales to the U.S. Government accounted for 1% of the sales of the energy conversion products group and 100% of the electronic communication equipment business, or 4% of Jetronic sales. At January 31, 1997, the total backlog of orders amounted to $4,237,000 of which $722,000 consisted of direct U.S. Government business. At January 31, 1996, the total backlog was $5,997,000 of which $672,000 consisted of direct U.S. Government business. Of the backlog at January 31, 1997, 17% represents orders of the Electronics Division and 83% represents orders of the energy conversion products group. All of the backlog is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in obtaining its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 1997, 1996 and 1995, Jetronic expended $33,000, $48,000 and $26,000, respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are expected to be near 1997 levels. Environmental controls have not had a material effect on operations. At January 31, 1997, Jetronic employed 162 people.

ITEM 2 - PROPERTIES:
--------------------

The Company presently has the following leaseholds:

                                                                  Square        Lease
Operating entity           Location                Use             feet        expires
----------------           --------                ---             ----        -------
Jetronic                Philadelphia, PA       Manufacturing         7,700        6/98
                                                 and Offices
Transchem Division      Corona, CA             Manufacturing        21,000       11/98
                                                 and Offices
Redco                   Peoria, IL             Manufacturing        36,000        1/06
                                                 and Offices
Redco                   Peoria, IL             Manufacturing        10,000        3/98


Leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary, engaged in the retail furniture and appliance business ("Levin's"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On January 6, 1997, the Company entered into a settlement agreement whereby the Trustee accepted $100,000 in full and final settlement of all claims, payable over a thirteen month period. The Company has also been named in a suit by a former vendor's sales representative alleging breach of contract. Management of the Company believes that such claim, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS:
----------------------------------

None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
STOCK AND RELATED SECURITY HOLDER MATTERS:
-------------------------------------------

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:

                          1997                        1996
                  -------------------       ---------------------

Quarter           High          Low           High           Low
-------           ----          ---           ----           ---
First            $ 11/16       $  3/8       $ 11/16        $  1/2
Second             15/16         9/16        1                1/2
Third             1 3/16          5/8           3/4           1/2
Fourth            1  3/8          1/2           5/8          7/16

As of April 14, 1997, there were approximately 1,709 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See
Note 6 to Consolidated Financial Statements for a discussion of dividend restrictions.

ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------

                                                 For the year ended January 31,
                                   ---------------------------------------------------------

                                      1997       1996        1995        1994        1993
                                      ----       ----        ----        ----        ----
                                          (in thousands, except per share data)
Revenues                           $23,671     $22,353     $18,824     $18,783      $22,051
Income (loss) from
  continuing operations            $   585    ($ 1,285)    $   115     $    64      $     4
Income (loss) from continuing
  operations per share             $   .16    ($    .36)   $   .03     $   .02      $   .00
Total assets                       $11,381     $  9,407    $11,384     $10,247      $10,938
Long-term debt                     $ 4,102     $  3,996    $ 4,393     $ 4,516      $ 4,331


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

  1997 compared with 1996:
  ------------------------

The Company reported revenues of $23,671,000 and an operating profit of $576,000 for the year ended January 31, 1997 (1997) compared to revenues of $22,353,000 and an operating profit of $81,000 for the year ended January 31, 1996 (1996) before a write-off of $1,392,000 related to the consolidation of the energy conversion product line. Results of operations for 1996 after the consolidation charge amounted to a loss of $1,311,000.

The electronic communication equipment operations reported revenues of $688,000 and an operating profit of $146,000 for 1997 compared to revenues of $820,000 and an operating profit of $23,000 for 1996. The reduction in revenues is a direct result of the U.S. Government's de-emphasis of military programs. The increase in profitability is a result of the Company's downsizing in reaction to the reduction in Government business opportunities. The Company did receive an add-on to its existing contract for delivery during the fiscal year ended January 31, 1998.

The energy conversion products group reported revenues of $22,983,000 and an operating profit of $2,835,000 for 1997 compared to revenues of $21,533,000 and an operating profit of $2,429,000 for 1996 before the inventory write-off due to a consolidation of product line, which reduced profitability to $1,037,000. The increase in revenues is attributable to the switchgear business, whereas the increase in profitability is primarily associated with the solid state power supply business which is beginning to realize the effect of its prior investment in the aerospace industry.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,405,000 in 1997 compared to $2,371,000 in 1996.

  1996 compared with 1995:
  ------------------------

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

The electronic communication equipment operations reported revenues of $820,000 and an operating profit of $23,000 for 1996 compared to revenues of $2,641,000 and an operating profit of $1,008,000 for 1995. The reduction in revenues and operating profit is a direct result of the U.S. Government's de-emphasis of military programs. Additionally, although the Company received a new contract from the U.S. Government to produce equipment similar to that delivered under previous contracts, the necessity to retain the cadre of experienced personnel and the associated costs negatively impacted operations until award of the contract. The Company expects that this de-emphasis will be continuing.

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

  Liquidity and capital resources:
  --------------------------------

During 1997 and 1996, the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of January 31, 1997, such borrowings amounted to $2,836,000 with an additional availability based on the various formulae of $609,000. The Company's line of credit agreement with its current lender expires on June 30, 1999.

At this time, there are no material commitments for capital expenditures. Cash requirements for the next fiscal year should remain level with the current year. Based upon the availability of funds under the various existing financing arrangements, the Company deems its liquidity to be adequate.

ITEM 8 - FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA:
----------------------------------

                                      INDEX

                                                                        Page(s)
                                                                        -------

Independent auditors' report                                                8

Financial statements:

  Consolidated balance sheets                                               9
  Consolidated statements of operations                                    10
  Consolidated statements of changes in
    shareholders' equity (deficit)                                         11
  Consolidated statements of cash flows                                    12
  Notes to consolidated financial statements                            13 - 20

Financial statement schedule:

  Valuation and qualifying accounts (Schedule II)                          21

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and
  Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Jetronic Industries, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of operations, changes in Shareholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetronic Industries, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein for each of the three years in the period ended January 31, 1997.

ASHER & COMPANY, LTD.


Philadelphia, Pennsylvania
May 8, 1997

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                January 31,
                                                       -----------------------------
                                                           1997            1996
                                                           ----            ----
                                     ASSETS
Current assets:

   Cash                                                 $   498,000     $   652,000
   Accounts receivable, net                               3,599,000       2,858,000
   Inventories                                            5,156,000       4,140,000
   Prepaid expenses and other current assets                853,000         601,000
                                                        -----------     -----------
          Total current assets                           10,106,000       8,251,000

Property, plant and equipment at cost, less
   accumulated depreciation                                 438,000         481,000
Goodwill                                                    301,000         311,000
Other assets                                                536,000         364,000
                                                        -----------     -----------
                                                        $11,381,000     $ 9,407,000
                                                        ===========     ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable, bank                                  $ 2,836,000     $ 2,331,000
   Current portion of long-term debt                         84,000          89,000
   Accounts payable                                       2,295,000       1,584,000
   Other accrued liabilities                                969,000         911,000
   Net liabilities of discontinued operations               139,000         232,000
   Deferred interest                                      1,273,000       1,166,000
                                                        -----------     -----------
          Total current liabilities                       7,596,000       6,313,000

 Long-term debt                                           4,102,000       3,996,000
                                                        -----------     -----------
                                                         11,698,000      10,309,000
                                                        -----------     -----------
 Commitments and contingencies
 Redeemable preferred stock, $1.85 stated
   value - shares authorized, 577,400; issued
   and outstanding, none

 Shareholders' equity (deficit):
   Common stock, $.10 par value - shares
    authorized, 10,000,000; issued and
    outstanding, 3,604,499 in 1997 and 1996                 361,000         361,000
   Capital in excess of par value                        12,569,000      12,569,000
   Retained earnings (deficit)                          (13,247,000)    (13,832,000)
                                                        -----------     -----------
           Total shareholders' equity (deficit)            (317,000)       (902,000)
                                                        -----------     -----------
                                                        $11,381,000     $ 9,407,000
                                                        ===========     ===========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended January 31,
                                            ----------------------------------------------------
                                                1997               1996                 1995
                                                ----               ----                 ----
Net sales                                   $23,671,000        $22,353,000        $18,824,000

Costs and  expenses:
  Cost of  goods sold                        19,747,000         19,065,000         15,227,000
  Selling, general and administrative
    expenses                                  2,371,000          2,158,000          2,662,000
  Interest and debt expense                     977,000          1,049,000            967,000
  Abandonment of product line                                    1,392,000
                                            -----------        -----------        -----------
                                             23,095,000         23,664,000         18,856,000
                                            -----------        -----------        -----------
Income (loss) from continuing
  operations before income taxes                576,000         (1,311,000)           (32,000)
Provision for (benefit from) income
  taxes                                          (9,000)           (26,000)          (147,000)
                                            -----------        -----------        -----------
Income (loss) from continuing
  operations                                    585,000         (1,285,000)           115,000
Discontinued operations - net
  of income tax provision (benefit)
  of ($60,000) in 1996 and
  $70,000 in 1995                                                 (938,000)           (61,000)
                                            -----------        -----------        -----------

Net income (loss)                           $   585,000       ($ 2,223,000)       $    54,000
                                            ===========        ===========        ===========
Net income (loss) per share:

  Income (loss) from continuing
    operations                                     $ .16              ($ .36)              $ .03

  Discontinued operations                                              ( .26)               (.02)
                                                   -----              ------               -----
Net income (loss)                                  $ .16              ($ .62)              $ .01
                                                   =====              ======               =====

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                    Common Stock            Capital in        Retained         Stock
                                  ------------------        excess of         earnings        option
                                  Shares      Amount        par value         (deficit)     receivables        Total
                                  ------      ------        ---------         ---------     -----------        -----

Balance, January 31, 1994     3,722,199     $373,000       $12,815,000     ($11,663,000)    ($258,000)        $1,267,000

Recision of stock option
  subscriptions                (117,700)     (12,000)         (246,000)                       258,000

Net income, year ended
  January 31, 1995                                                               54,000                           54,000
                              ---------     --------       -----------     ------------     ---------         ----------
Balance, January 31, 1995     3,604,499      361,000        12,569,000     ( 11,609,000)         -0-           1,321,000

Net loss, year ended
  January 31, 1996                                                          ( 2,223,000)                      (2,223,000)
                              ---------     --------       -----------     ------------     ---------         ----------
Balance, January 31, 1996     3,604,499      361,000        12,569,000     ( 13,832,000)         -0-            (902,000)

Net income, year ended
  January 31, 1997                                                              585,000                          585,000
                              ---------     --------       -----------     ------------     ---------         ----------
Balance, January 31, 1997     3,604,499     $361,000       $12,569,000     ($13,247,000)         -0-         ($  317,000)
                              =========     ========       ===========     ============     =========         ==========


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year ended January 31,
                                                              -------------------------------------------------
                                                                   1997              1996              1995
                                                                   ----              ----              ----
Cash flows from operating activities:
  Net income (loss)                                           $   585,000        ($2,223,000)       $    54,000
  Adjustments to reconcile net income
    (loss) to net cash from (used by)
    operating activities:
    Gain on sale of building                                                        (212,000)
    Depreciation and amortization                                 103,000            216,000            263,000
    Change in goodwill                                             10,000             10,000             10,000
    Interest cancellation                                                                               259,000
    Deferred taxes                                                                   (86,000)           (88,000)
    Changes in assets and liabilities:
      Accounts receivable                                        (741,000)          (495,000)          (644,000)
      Inventories                                              (1,016,000)         1,176,000         (1,059,000)
      Prepaid expenses and  other                                (252,000)           (28,000)            18,000
      Other assets                                               (172,000)          (178,000)            54,000
      Accounts payable                                            711,000            (42,000)           535,000
      Other accrued liabilities                                   165,000             12,000             32,000
      Reserve for discontinued
       operations                                                 (93,000)           500,000
      Net assets of discontinued
       operations                                                                  1,213,000            217,000
                                                               ----------         ----------         ----------
      Total adjustments                                        (1,285,000)         2,086,000           (403,000)
                                                               ----------         ----------         ----------
          Net cash from (used by)
           operating activities                                  (700,000)          (137,000)          (349,000)
                                                               ----------         ----------         ----------
 Cash flows from (used by) investing
   activities:
   Capital, expenditures, net of
      disposals                                                   (60,000)           (95,000)          (240,000)
   Proceeds from sale of building                                                    696,000
                                                               ----------         ----------         ----------
          Net cash from (used by)
            investing activities                                  (60,000)           601,000           (240,000)
                                                               ----------         ----------         ----------
 Cash flows from (used by) financing activities:
      Net borrowings from lenders                                 505,000            487,000            634,000
      Principal payments on
        long-term debt                                            (81,000)          (443,000)          (118,000)
      Proceeds from long-term debt                                182,000
                                                               ----------         ----------         ----------
           Net cash from (used by)
            financing activities                                  606,000             44,000            516,000
                                                               ----------         ----------         ----------
 Net increase (decrease) in cash                                 (154,000)           508,000            (73,000)
 Cash, beginning of year                                          652,000            144,000            217,000
                                                               ----------         ----------         ----------
 Cash, end of year                                            $   498,000        $   652,000        $   144,000
                                                              ===========        ===========        ===========
Supplemental disclosures of cash flow information:
       Interest paid during the year                          $   325,000        $   524,000        $   230,000
                                                              ===========        ===========        ===========
       Income taxes paid during the year                      $     1,000        $     1,000        $     6,000
                                                              ===========        ===========        ===========

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

    Estimates:
    ----------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    Concentration of credit risk:
    -----------------------------

The Company maintains cash accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes it is not exposed to any significant credit risks on its cash accounts.

    Inventories:
    ------------

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a portion of energy conversion products (15% of consolidated inventory) and on the first-in, first-out (FIFO) method for the remaining portion of energy conversion products and electronics. Progress billings in advance of delivery reduce inventory.

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

    Goodwill:
    ---------

Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $105,000 in 1997 and $95,000 in 1996.

    Revenue recognition:
    --------------------

Sales of products under long-term contracts involving definable end items are recognized as shipments are made.

    Research and development costs:
    -------------------------------

Research and development costs are charged to expense as incurred. Such costs amounted to $33,000, $48,000 and $26,000 in 1997 - 1995, respectively.

                            JETRONIC INDUSTRIES, INC.

    Selling, general and administrative expenses:
    ---------------------------------------------

Selling, general and administrative costs were reduced in 1996 by $335,000 as a result of a gain on the sale of a building and refund of prior years' state taxes.

    Income taxes:
    -------------

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

When dilutive, the computation of fully diluted per share data is based on the weighted average number of common and common equivalent shares as if convertible debentures had been converted into common stock at the beginning of the respective periods after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. There was no dilution in 1997, 1996 or 1995.

The weighted average number of common and common equivalent shares used to compute primary per share data was 3,604,000 in 1997, 3,604,000 in 1996 and 3,722,000 in 1995.

NOTE 2 - DISCONTINUED OPERATIONS:

During 1996, the Company discontinued its marine electronic and communications business (Ray Jefferson) located in Philadelphia, Pennsylvania. Revenues and results of the discontinued marine electronic and communication operations are summarized below.

                                                  Year ended January 31,
                                                  ----------------------
                                                    1996           1995
                                                    ----           ----

Revenues                                        $1,671,000     $3,123,000
                                                ==========     ==========
Income (loss) from operations                  ($  498,000)    $    9,000

Provision to reduce to net
  realizable value                                (500,000)
                                                ----------     ----------
                                               ($  998,000)    $    9,000
                                                ==========     ==========

                            JETRONIC INDUSTRIES, INC.

Assets and liabilities of discontinued operations as of January 31, 1997 and 1996 are as follows:

                                                  1997               1996
                                                  ----               ----
Current assets:
   Accounts receivable                       $    15,000        $    66,000

   Inventories                                   165,000            261,000
                                             -----------        -----------
          Total current assets                   180,000            327,000

Property, plant and equipment, net               119,000            119,000
                                             -----------        -----------
          Total assets                       $   299,000        $   446,000
                                             ===========        ===========
Current liabilities:

   Accounts payable                          $    48,000        $   132,000

   Accrued liabilities                            46,000             46,000

   Reserve for discontinued operations           344,000            500,000
                                             -----------        -----------
          Total current liabilities          $   438,000        $   678,000
                                             ===========        ===========

NOTE 3 - ACCOUNTS RECEIVABLE:
                                                       January 31,
                                             ------------------------------
                                                 1997               1996
                                                 ----               ----


 Trade                                       $ 3,623,000        $ 2,864,000

 Allowance for doubtful accounts                 (24,000)            (6,000)
                                             -----------        -----------
                                             $ 3,599,000        $ 2,858,000
                                             ===========        ===========

 NOTE 4 - INVENTORIES:

                                                       January 31,
                                             ------------------------------
                                                 1997               1996
                                                 ----               ----


 Raw materials                               $ 3,524,000        $ 2,626,000

 Work-in-process                               1,632,000          1,514,000
                                             -----------        -----------
                                             $ 5,156,000        $ 4,140,000
                                             ===========        ===========

                            JETRONIC INDUSTRIES, INC.

Current replacement cost on a first-in, first-out basis for all inventories approximated $5,199,000 and $4,220,000 at January 31, 1997 and 1996,
respectively. Inventory values are stated net of valuation reserves of $45,000 and $20,000 at January 31, 1997 and 1996, respectively.

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:
                                              January 31,
                                        ------------------------     Estimated
                                          1997          1996       useful lives
                                          ----          ----       ------------
Land, buildings and improvements       $  574,000     $  564,000     6-16 years
Machinery, equipment and tooling        1,997,000      1,965,000     4-10 years
Furniture and fixtures                  1,196,000      1,178,000     4-10 years
                                       ----------     ----------
                                        3,767,000      3,707,000

Accumulated depreciation               (3,329,000)    (3,226,000)
                                       ----------     ----------
                                       $  438,000     $  481,000
                                       ==========     ==========

Depreciation and amortization expense amounted to $103,000, $219,000 and $319,000 in 1997, 1996 and 1995, respectively.

NOTE 6 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $5,000,000 to the Company and its subsidiaries at interest rates 2.25% above prime with a similar commitment fee on amounts up to a $3,000,000 minimum. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 1997, $2,836,000 of demand loans were outstanding under these credit arrangements. Total unused lines of credit available at January 31, 1997 approximated $609,000. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 10.64% in 1997 and 11.44% in 1996.

Notes payable and term loans are variously secured by substantially all of the Company's accounts receivable, inventories, property, plant and equipment and capital stock of subsidiaries. Provisions of these agreements contain certain restrictive covenants which restrict investments in other companies, forego dividend payments and payments to subordinated debenture holders other than normal interest.

                            JETRONIC INDUSTRIES, INC.

Long-term debt consists of:

                                                                     January 31,
                                                             -----------------------
                                                                1997          1996
                                                                ----          ----
  10% Debentures due December 1999                           $2,400,000     $2,400,000
  10% Debentures due December 1999 (formerly 14 1/2%)         1,456,000      1,456,000
  Term loans at 2.25% above prime payable in
     monthly installments of $5,700 through
     July 2001                                                  286,000        169,000
  Philadelphia Industrial Development Corporation
     (PIDC) term loan at 4.5% payable in monthly
     installments of $1,500 through September 1999               44,000         60,000
                                                             ----------    -----------
                                                              4,186,000      4,085,000

  Less - Amount due within one year                             (84,000)       (89,000)
                                                             ----------    -----------
                                                             $4,102,000     $3,996,000
                                                             ==========     ==========

The Debentures are subordinated to the prior payment of all senior indebtedness. In May 1995, the Bondholders agreed to extend the maturity of both issues to December 1999, reduce the rate of the 14 1/2% debentures to 10% and waive the existing mandatory redemption obligations.

The term loans are secured by various machinery and equipment. The Philadelphia Industrial Development Company (PIDC) loan is secured by a first lien against the Company's computer system at its Headquarters location.

Principal repayment obligations on all long-term debt amount to $84,000 in 1998, $85,000 in 1999, $3,934,000 in 2000, $68,000 in 2001 and $15,000 in 2002.

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

                            JETRONIC INDUSTRIES, INC.

In conjunction with various financing arrangements, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 111,435 shares at $1.00 per share.

At January 31, 1997, 565,774 shares were reserved for future grants under the 1990 Stock Option Plan. In addition, there were 10,086 and 186,435 shares, respectively, reserved for employee stock bonuses and exercise of warrants.

NOTE 8 - INCOME TAXES:

The provision for (benefit from) taxes on income include:

                                 1997            1996               1995
                                 ----            ----               ----
Current:
  State                     ($    9,000)                       $    11,000

Deferred:
  Federal                                   ($    86,000)     (     87,000)
  State                                                       (      1,000)
                            -----------     ------------      ------------
                            ($    9,000)    ($    86,000)     ($    77,000)
                            ===========     ============      ============

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax assets as of January 31, 1997 and 1996 were as follows:

                                                      1997            1996
                                                      ----            ----

Deferred tax liability:

   Prepaid expenses                                              ($   16,000)

Deferred tax assets:
   Accounts receivable                            $    8,000           4,000
   Inventories                                        29,000          14,000
   Prepaid expenses                                   21,000
   Liquidation valuations                            117,000         170,000
   Net operating loss carryforwards                2,969,000       3,123,000
   Investment tax credit carryforwards                82,000          82,000
                                                  ----------      ----------
     Deferred tax assets                           3,226,000       3,393,000
   Less-valuation allowance                       (3,052,000)     (3,203,000)
                                                  ----------      ----------
     Net deferred tax assets                         174,000         190,000
                                                  ----------      ----------
       Net deferred tax benefit                   $  174,000      $  174,000
                                                  ==========      ==========

In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss carryforwards because realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed. The valuation allowance decreased by $150,000 in 1997 as a result of the utilization of net operating loss carryforwards against current federal income taxes and increased by $653,000 in 1996 due to the operating losses incurred.

                            JETRONIC INDUSTRIES, INC.

Differences between the statutory federal income tax rate and the effective tax rate for 1997 - 1995 are accounted for as follows:

                                             1997             1996            1995
                                             ----             ----            ----

 Federal income tax rate                     34.0%           (34.0%)         (34.0%)
 State income taxes, net  of
   federal tax benefit                                                        29.4
 Tax effect of non-deductible expenses        2.1              0.5            61.4
 NOL utilization under SFAS No. 109         (36.1)            29.8          (391.6)
 Other                                      ( 1.5)
                                            -----            -----          ------
 Effective income tax rate                  ( 1.5%)          ( 3.7%)        (334.8%)
                                            =====            =====          ======

For federal income tax purposes, at January 31, 1997 the Company has net operating loss carryforwards of $8,732,000 which will expire from 2003 to 2011. The Company also has investment tax credit carryforwards of $82,000 at January 31, 1997 which will expire through 2000.

NOTE 9 - EMPLOYEE BENEFIT PLANS:

Jetronic has a qualified profit sharing plan covering certain employees. Contributions to the plan are made at the discretion of the Board of Directors. No contributions were made in 1997 or 1996; $25,000 was contributed in 1995. The Company also has a 401(k) plan for eligible employees to which contributions of $8,000, $11,000 and $12,000 were made in 1997 - 1995, respectively.

Certain subsidiaries maintain qualified profit sharing or defined contribution plans for their employees under a collective bargaining agreement. The Company's obligation is based on a rate per hour worked. Contributions to such plans were $155,000, $130,000 and $135,000 in 1997 - 1995, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 1997, total rental commitments under these leases, which expire periodically through 2006, aggregated $1,293,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the Company. Total rental commitments approximate $249,000, $207,000, $121,000, $113,000, $113,000 for the years 1998 through 2002, respectively and $490,000 thereafter. Total rental expense under all operating leases was $344,000, $295,000 and $348,000 for 1997, 1996 and 1995,
respectively.

The Company has entered into employment agreements requiring minimum annual payments of $250,000 until 2001. At January 31, 1997, the Company had a total of 162 employees, of which approximately 49% are represented by a union whose existing labor agreement expires in May 1998.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

                            JETRONIC INDUSTRIES, INC.

On January 29, 1992, certain trade creditors of Harry Levin, Inc., the Company's wholly-owned subsidiary engaged in the retail furniture and appliance business ("Levin"), filed a petition to have Levin's placed in Chapter 7 of the United States Bankruptcy Code. On January 6, 1997, the Company entered into a settlement agreement whereby the Trustee accepted $100,000 in full and final settlement of all claims, payable over a thirteen month period. The Company has also been named in a suit by a former vendor's sales representative alleging breach of contract. Management of the Company believes that such claim, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

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

NOTE 12 - SUBSEQUENT EVENT:

In March 1997, the Company acquired the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronic Corporation for a total purchase price of $715,000, of which $200,000 was paid in cash and the balance evidenced by a three year 8% note with quarterly payments beginning April 1998.

NOTE 13 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 1997, 1996 and 1995 included on pages 1 and 2 of this Annual Report on Form 10-K is an integral part of these financial statements. In 1997, 1996 and 1995, respectively, Caterpillar, Inc. accounted for 55%, 51% and 56% of consolidated revenues.

                            JETRONIC INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II


                                                  Additions   Deductions
                                                  ---------   ----------
                                                   Charged
                                        Balance    to costs      Account    Balance
                                       beginning     and         write-       end
         Description                    of year    expenses       offs      of year
         -----------                   ---------   --------      -------    -------
Year ended January 31, 1997:
  Allowance for doubtful accounts       $  6,000   $ 30,000     $ 12,000   $ 24,000
                                        ========   ========     ========   ========
  Inventory valuation                   $ 20,000   $ 25,000                $ 45,000
                                        ========   ========                ========
  Reorganization                        $232,000                $ 93,000   $139,000
                                        ========                ========   ========

Year ended January 31, 1996:

  Allowance for doubtful accounts       $ 23,000   $ 23,000     $ 40,000   $  6,000
                                        ========   ========     ========   ========
  Inventory valuation                   $ 20,000                           $ 20,000
                                        ========                           ========
  Reorganization                        $175,000   $500,000     $443,000   $232,000
                                        ========   ========     ========   ========

Year ended January 31, 1995:

  Allowance for doubtful accounts       $ 16,000   $ 10,000     $  3,000   $ 23,000
                                        ========   ========     ========   ========
  Inventory valuation                   $ 20,000                           $ 20,000
                                        ========                           ========
  Reorganization                        $421,000                $246,000   $175,000
                                        ========                ========   ========

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------------------------------------------------------------

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

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K:
---------------------------------------------------------------------------

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

        (22)         Subsidiaries of Registrant

                       Principal           Location of
                     subsidiaries         incorporation       Business names
                     ------------         -------------       --------------

                     Harry Levin, Inc.    Pennsylvania        Levin's

                     Redco, Inc.          Illinois            Republic
                                                              Electric &
                                                              Development
                                                              Company

   (b) Reports on Form 8-K:

            1. There were no reports on Form 8-K filed during the quarter ended January 31, 1997.

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


                                                  JETRONIC INDUSTRIES, INC.
                                                  -------------------------
                                                          Registrant

Date:  May 8, 1997                                By /s/   Peter J. Kursman
                                                  -------------------------
                                                     Peter J. Kursman,
                                                     President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                          Capacity                      Date
    ---------                          --------                      ----

/s/ Peter J. Kursman
-------------------------
Peter J. Kursman                   Principal Executive             May 8, 1997
President                          Officer and Director


/s/ Daniel R. Kursman
-------------------------
Daniel R. Kursman,                 Director                        May 8, 1997
Chairman of the Board and
Treasurer


/s/ Leonard W. Pietrzak
-------------------------
Leonard W. Pietrzak                Principal Financial             May 8, 1997
Vice President-Finance             and Accounting Officer
                                   and Director


/s/ William L. Weiss
-------------------------
William L. Weiss                   Director                        May 8, 1997
General Counsel and
Secretary