Form 10-Q
period 1997-04-30
JETRONIC INDUSTRIES INC
filed 1997-07-07
CIK 53500

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended April 30, 1997
   Commission File Number 1-4124



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




   At April 30, 1997, 3,604,499 shares of common stock were outstanding.

                                 PART I



ITEM 1
------

CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND ITS
SUBSIDIARIES


The following Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Consolidated Statements of Cash Flows are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods have been included. Results of operations for interim periods are not necessarily indicative of a full year's operations. The aforementioned statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended January 31, 1997.

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

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

In the following commentary, "operating profit" is total revenue less operating expenses and has been relcassified to exclude discontinued operations. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes.

The Company reported revenues of $5,707,000 and an operating profit of $750,000 for the three months ended April 30, 1997 (1998) compared to revenues of $5,230,000 and an operating profit of $727,000 for the three months ended April 30, 1996 (1997). Revenue increases are primarily associated with the solid state power supply business which reflects increased quotation and shipping activity. Overall profitability increased marginally because of the required investment in support personnel to accommodate the anticipated increase in business activity.

Net corporate expenses, comprised of interest expense and general corporte items, were $533,000 for the three months ended April 30, 1997 compared to $520,000 for the three months ended April 30, 1996.

Liquidity and Capital Resources:
--------------------------------

During FY 1998 and FY 1997 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of April 30, 1997, such borrowings amounted to $3,059,000 with an additional availability based on the various formulae of $625,000. The Company's line of credit agreement with its current lender expires on June 30, 1999.

At this time, there are no material commitments for capital expenditures. Cash requirements for the current fiscal year should remain level with the prior fiscal year. Based upon the availability of funds under its various existing financing arrangements, the Company deems its liquidity to be adequate.

                        JETRONIC INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (000's Omitted)


                                        April 30, 1997   January 31, 1997
                                        --------------   ----------------

       ASSETS

   Current assets:

     Cash                                   $    490         $    498
     Accounts receivable                       3,837            3,599
     Inventories                               5,133            5,156
     Prepaid and other assets                    957              853
                                            --------         --------
         Total current assets                 10,417           10,106
   Property, plant and equipment, net            448              438
   Goodwill                                      298              301
   Other assets                                  532              536
                                            --------         --------
         Total assets                       $ 11,695         $ 11,381
                                            ========         ========







     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities:

     Notes payable to lenders               $  3,059         $  2,836
     Current portion of long-term debt            84               84
     Accounts payable                          1,808            2,295
     Other accrued liabilities                   950            1,108
     Deferred interest                         1,299            1,273
                                            --------         --------
         Total current liabilities             7,200            7,596
   Long-term debt                              4,596            4,102
                                            --------         --------
         Total liabilities                    11,796           11,698
                                            --------         --------

   Shareholders' equity (deficit):
     Common stock                                361              361
     Capital in excess of par value           12,569           12,569
     Retained earnings (deficit)             (13,031)         (13,247)
                                            --------         --------
         Total shareholders'
           equity (deficit)                  (   101)         (   317)
                                            --------         --------
                                            $ 11,695         $ 11,381
                                            ========         ========







   See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                              (000's Omitted)



                                          Three Months Ended April 30,
                                          ----------------------------
                                              1997          1996
                                            --------      --------


   Net sales                                 $  5,707     $  5,230

   Cost and expenses:

     Cost of goods sold                         4,697        4,313
     Selling and administrative expenses          564          455
     Interest and debt expenses                   229          255
                                             --------     --------
     Total costs and expenses                   5,490        5,023
                                             --------     --------
   Income before income taxes                     217          207
   Income tax provision                             1
                                             --------     --------

   Net income                                $    216     $    207
                                             ========     ========

   Net income per share (A)                  $    .06     $    .06
                                             ========     ========



















   Notes:

   (A) Weighted average number of shares for the three months ended April 30, 1997 and 1996 was 3,723,000 and 3,604,000, respectively.


   See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (000's Omitted)


                                            Common Stock        Capital in      Retained
                                        ------------------       excess of      earnings
                                          Shares    Amount       par value      (deficit)       Total
                                        ---------   ------       ---------      ---------       -----

Balance, January 31, 1996               3,604,499    $361         $12,569       ($13,832)      $( 902)
Net income, year ended
  January 31, 1997                                                                   585          585
                                        ---------   -----         -------        -------       ------
Balance, January 31, 1997               3,604,499     361          12,569       ( 13,247)       ( 317)
Net income, three months
  ended April 30, 1997                                                               216          216
                                        ---------   -----         -------        -------       ------
Balance, April 30, 1997                 3,604,499    $361         $12,569       ($13,031)     ($  101)
                                        =========   =====         =======        =======       ======




















See notes to consolidated financial statements.

                         JETRONIC INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's Omitted)


                                           Three Months Ended April 30,
                                           ----------------------------
                                                1997            1996
                                              --------        --------

   Cash flows from operating activities:
     Net income                               $   216         $   207
     Adjustments to reconcile net income
       to net cash provided (used)
       by operating activities:
       Depreciation and amortization               25              49
       Reduction of goodwill                        3               3
       Changes in assets and liabilities:
         Accounts receivable                   (  238)            432
         Inventories                               23          (  428)
         Prepaid and other assets              (  104)             70
         Other assets                               4          (  140)
         Accounts payable                      (  487)            538
         Other liabilities                     (  132)         (  261)
                                              -------         -------
         Total adjustments                     (  906)            263
                                              -------         -------
           Net cash provided (used) by
             operating activities              (  690)            470
                                              -------         -------
   Cash flows from investing activities:
     Capital expenditures                      (   35)         (   20)
                                              -------         -------
   Cash flows from financing activities:
     Proceeds from long-term debt                 515              65
     Net borrowings from lenders                  223          (  592)
     Principal payments on long-term debt      (   21)         (   24)
                                              -------         -------
           Net cash provided (used) by
             financing activities                 717          (  551)
                                              -------         -------
   Net increase (decrease) in cash             (    8)         (  101)
   Cash beginning of period                       498             652
                                              -------         -------
   Cash end of period                         $   490         $   551
                                              =======         =======


   Supplemental disclosures of cash flow
     information:
     Interest paid during the period          $   171         $    98
                                              =======         =======


     Income taxes paid during the period      $   -0-         $   -0-
                                              =======         =======







   See notes to consolidated financial statements.

                        JETRONIC INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             (000's Omitted)



   Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (15% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                      April 30, 1997    January 31, 1997
                                      --------------    ----------------

     Raw materials                      $  3,366            $  3,524
     Work in process                       1,767               1,632
                                        --------            --------
     Total                              $  5,133            $  5,156
                                        ========            ========






   Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $3,153, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,981 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                           Three Months Ended April 30,
                                           ----------------------------
                                                1997            1996
                                               ------          ------

     Federal income tax rate                    34.0%           34.0%
     State income taxes, net of
       federal tax benefit                        .3
     Tax effect of non-deductible
       expenses                                  1.4             1.5
     NOL utilization under SFAS No. 109        (35.2)          (35.5)
                                               -----           -----
     Effective income tax rate                   0.5%            -0-%
                                               =====           =====

                                PART II

   Items 1 thru 6(a) are not applicable.

   Item 6(b) - There were no reports on Form 8-K filed for the quarter ended April 30, 1997.
















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















July 7, 1997