Form 10-Q
period 1997-07-31
JETRONIC INDUSTRIES INC
filed 1997-09-15
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended July 31, 1997
                          Commission File Number 1-4124


                            JETRONIC INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                              23-1364981
------------------------------------------------------------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)


                  4200 Mitchell Street, Philadelphia, PA 19128
------------------------------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


          Registrant's telephone number, including area code (215) 482-7660
                                                             --------------

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                --   --.

          At July 31, 1997, 3,604,499 shares of common stock were outstanding.

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

The Company reported revenues of $11,628,000 and an operating profit of $1,507,000 for the six months ended July 31, 1997 (1998) compared to revenues of $10,961,000 and an operating profit of $1,410,000 for the six months ended July 31, 1996 (1997). Revenues and operating profit for the quarter ended July 31, 1997 were $5,921,000 and $757,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1996 of $5,731,000 and $683,000, respectively. Revenue increases are primarily associated with the solid state power supply business which reflects increased quotation and shipping activity. Overall profitability increased marginally because of the required investment in support personnel to accommodate the anticipated increase in business activity.

Net corporate expenses, comprised of interest expense and general corporate items, were $1,124,000 for the six months ended July 31, 1997 compared to $1,083,000 for the six months ended July 31, 1996.

Liquidity and Capital Resources:

During FY 1998 and FY 1997 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of July 31, 1997, such borrowings amounted to $3,332,000 with an additional availability based on the various formulae of $614,000. The Company's line of credit agreement with its current lender expires on June 30, 1999.

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

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)

                                         July 31, 1997     January 31, 1997
                                         -------------     ----------------
    ASSETS

Current assets:

   Cash                                       $     391          $     498
   Accounts receivable                            4,263              3,599
   Inventories                                    5,660              5,156
   Prepaid and other assets                       1,009                853
                                              ---------          ---------
       Total current assets                      11,323             10,106
Property, plant and equipment, net                  442                438
Goodwill                                            296                301
Other assets                                        526                536
                                              ---------          ---------
       Total assets                            $ 12,587           $ 11,381
                                              =========          =========


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Notes payable to lenders                    $ 3,332            $ 2,836
   Current portion of long-term debt               209                 84
   Accounts payable                              2,305              2,295
   Other accrued liabilities                       901              1,108
   Deferred interest                             1,325              1,273
                                              ---------         ---------
       Total current liabilities                 8,072              7,596
Long-term debt                                   4,450              4,102
                                              ---------         ---------
       Total liabilities                        12,522             11,698
                                              ---------         ---------
 Shareholders' equity (deficit):
   Common stock                                    361                361
   Capital in excess of par value               12,569             12,569
   Retained earnings (deficit)                 (12,865)           (13,247)
                                              ---------         ---------
       Total shareholders'
         equity (deficit)                           65           (    317)
                                              ---------         ---------
                                              $ 12,587           $ 11,381
                                              =========         =========

                 See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's omitted)


                                               Six Months Ended July 31,
                                              --------------------------
                                                 1997          1996
                                                 ----          ----

Net sales                                      $ 11,628      $  10,961

Cost and expenses:

  Cost of goods sold                              9,555          9,117
  Selling and administrative expenses             1,212          1,011
  Interest and debt expenses                        478            506
                                               --------      ---------
  Total costs and expenses                       11,245         10,634
                                               --------      ---------
Income before income taxes                          383            327
Income tax provision                                  1              9
                                               --------      ---------
Net income                                     $    382      $     318
                                               ========      =========
Net income per share (A)                       $    .10      $     .09
                                               ========      =========


 Notes:

 (A) Weighted average number of shares for the six months ended July 31, 1997 and 1996 was 3,721,000 and 3,604,000, respectively.

                 See notes to consolidated financial statements.

                        JETRONIC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                             (000's omitted)


                                             Three Months Ended July 31,
                                             ---------------------------
                                                 1997          1996
                                                 ----          ----

Net sales                                       $ 5,921       $ 5,731

Cost and expenses:

  Cost of goods sold                              4,858          4,804
  Selling and administrative expenses               648            556
  Interest and debt expenses                        249            251
                                                -------       --------
  Total costs and expenses                        5,755          5,611
                                                -------       --------
Income before income taxes                          166            120
Income tax provision                                -                9
                                                -------       --------
Net income                                      $   166       $    111
                                                =======       ========
Net income  per share  (A)                      $   .04       $    .03
                                                =======       ========


 Notes:

 (A) Weighted average number of shares for the three months ended July 31, 1997 and 1996 was 3,721,000 and 3,604,000, respectively.

                 See notes to consolidated financial statements.

                                JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                        (Unaudited)
                                      (000's Omitted)


                                      Common Stock        Capital in     Retained
                                     -------------         excess of     earnings
                                    Shares     Amount      par value     (deficit)      Total
                                    -------    ------     ----------    ----------     ------
 Balance, January 31, 1996         3,604,499    $361        $12,569      ($13,832)     ($ 902)

 Net income, year ended
  January 31, 1997                                                            585         585
                                   ---------    ----        -------       -------       -----
 Balance, January 31, 1997         3,604,499     361         12,569      ( 13,247)     (  317)

 Net income, six months
  ended July 31, 1997                                                         382         382
                                   ---------    ----        -------       -------       -----
 Balance, July 31, 1997            3,604,499    $361        $12,569      ($12,865)      $  65
                                   =========    ====        =======       =======       =====

                 See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)


                                              Six Months Ended July 31,
                                             ---------------------------
                                               1997              1996
                                               ----              ----
Cash flows from operating activities:

  Net income                                  $  382            $  318
  Adjustments to reconcile net income
    to net cash provided (used)
    by operating activities:

    Depreciation and amortization                 53                96
    Reduction of goodwill                          5                 5
    Changes in assets and liabilities:

       Accounts receivable                    (  664)           (  165)
       Inventories                            (  504)           (  588)
       Prepaid and other assets               (  156)               48
       Other assets                               10            (  197)
       Accounts payable                           10               375
       Other liabilities                      (  155)           (   96)
                                             -------            -------
       Total adjustments                      (1,401)           (  522)
                                             -------            -------
         Net cash provided (used) by
            operating activities              (1,019)           (  204)
                                             -------            -------
Cash flows from investing activities:

  Capital expenditures                        (   56)           (   24)
                                             -------            -------
Cash flows from financing activities:
  Proceeds from long-term debt                   515                65
  Net borrowings from lenders                    496               125
  Principal payments on long-term debt        (   43)           (   44)
                                             -------            -------
         Net cash provided (used) by
            financing activities                 968               146
                                             -------            -------

Net increase (decrease) in cash               (  107)           (   82)

Cash beginning of period                         498               652
                                             -------            -------

Cash end of period                            $  391            $  570
                                             =======           =======

Supplemental disclosures of cash flow
   information:

   Interest paid during the period            $  388            $  119
                                             =======           =======
   Income taxes paid during the period        $  -0-               -0-
                                             =======           =======


                 See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's omitted)


Note 1 - INVENTORIES

Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (17% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                          July 31, 1997    January 31, 1997
                                          -------------    ----------------
   Raw materials                             $  3,462          $  3,524
   Work in process                              2,198             1,632
                                             --------          --------
   Total                                     $  5,660          $  5,156
                                             ========          ========

Note 2 - STATEMENT OF OPERATIONS

Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $3,090, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,918 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                                 Six Months Ended July 31,
                                                 -------------------------
                                                  1997             1996
                                                  ----             ----
   Federal income tax rate                        34.0%            34.0%
   State income taxes, net of
     federal tax benefit                            .2              1.8
   Tax effect of non-deductible
     expenses                                      1.6              1.9
   NOL utilization under SFAS No. 109            (35.6)           (35.0)
                                                  -----            -----
   Effective income tax rate                       0.2%             2.7%
                                                  =====            =====

                                     PART II




Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended July 31, 1997.






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





                                       JETRONIC INDUSTRIES, INC.
                                       -------------------------
                                             Registrant

                                       /s/ Leonard W. Pietrzak
                                       --------------------------------
                                       Leonard W. Pietrzak
                                       Vice President - Finance


September 15, 1997