Form 10-Q
period 1997-10-31
JETRONIC INDUSTRIES INC
filed 1997-12-15
CIK 53500

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1997
Commission File Number 1-4124



                           JETRONIC INDUSTRIES, INC.
                           -------------------------

            (Exact name of registrant as specified in its charter)

          Pennsylvania                               23-1364981
          ------------                               ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                 4200 Mitchell Street, Philadelphia, PA  19128
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (215) 482-7660
                                                   --------------






Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No___.





At October 31, 1997, 3,604,499 shares of common stock were outstanding.

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

The Company reported revenues of $19,401,000 and an operating profit of $2,833,000 for the nine months ended October 31, 1997 (1998) compared to revenues of $17,809,000 and an operating profit of $2,261,000 for the nine months ended October 31, 1996 (1997). Revenues and operating profit for the quarter ended October 31, 1997 were $7,773,000 and $1,326,000, respectively, compared to revenues and operating profit for the quarter ended October 31, 1996 of $6,848,000 and $851,000, respectively. Revenue increases are primarily associated with the solid state power supply business which reflects increased quotation and shipping activity and the contribution of the new Power Systems Group which was acquired in the first quarter. Overall profitability increased due to the revenue increases and improved margins in the custom switchgear business.

Net corporate expenses, comprised of interest expense and general corporate items, were $1,734,000 for the nine months ended October 31, 1997 compared to $1,731,000 for the nine months ended October 31, 1996.

Liquidity and Capital Resources:

During FY 1998 and FY 1997 the operations of the Company and its subsidiaries were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of October 31, 1997, such borrowings amounted to $4,682,000 with an additional availability based on the various formulae of $318,000. The Company's line of credit agreement with its current lender expires on June 30, 1999.

At this time, there are no material commitments for capital expenditures. Cash requirements for the current fiscal year should increase by ten percent due to the anticipated increase in business activity. Based upon the availability of funds under its various existing financing arrangements, the Company deems its liquidity to be adequate.

                           JETRONIC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (000's Omitted)

                                       October 31, 1997    January 31, 1997
                                       ----------------    ----------------
   ASSETS
Current assets:
  Cash                                      $    484           $    498
  Accounts receivable                          6,293              3,599
  Inventories                                  6,039              5,156
  Prepaid and other assets                       948                853
                                            --------           --------
      Total current assets                    13,764             10,106
Property, plant and equipment, net               431                438
Goodwill                                         293                301
Other assets                                     520                536
                                            --------           --------
      Total assets                          $ 15,008           $ 11,381
                                            ========           ========


  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to lenders                  $  4,682           $  2,836
  Current portion of long-term debt              272                 84
  Accounts payable                             2,547              2,295
  Other accrued liabilities                    1,011              1,108
  Deferred interest                            1,352              1,273
                                            --------           --------
      Total current liabilities                9,864              7,596
Long-term debt                                 4,370              4,102
                                            --------           --------
      Total liabilities                       14,234             11,698
                                            --------           --------
Shareholders' equity (deficit):
  Common stock                                   361                361
  Capital in excess of par value              12,569             12,569
  Retained earnings (deficit)                (12,156)           (13,247)
                                            --------           --------
      Total shareholders'
        equity (deficit)                         774               (317)
                                            --------           --------
                                            $ 15,008           $ 11,381
                                            ========           ========

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (000's omitted)



                                           Nine months Ended October 31,
                                           -----------------------------
                                                1997         1996
                                                ----         ----

Net sales                                    $ 19,401      $  17,809

Cost and expenses:
  Cost of goods sold                           15,622         14,843
  Selling and administrative expenses           1,936          1,699
  Interest and debt expenses                      744            737
                                             --------       --------
  Total costs and expenses                     18,302         17,279
                                             --------       --------
Income before income taxes                      1,099            530
Income tax provision                                8              1
                                             --------       --------
Net income                                   $  1,091      $     529
                                             ========      =========
Net income per share (A)                     $    .29      $     .15
                                             ========      =========






Notes:

(A) Weighted average number of shares for the nine months ended October 31, 1997 and 1996 was 3,721,000 and 3,604,000, respectively.

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (000's omitted)



                                        Three Months Ended October 31,
                                        ------------------------------
                                               1997          1996
                                               ----          ----

Net sales                                   $   7,773      $ 6,848

Cost and expenses:
  Cost of goods sold                            6,067        5,726
  Selling and administrative expenses             724          688
  Interest and debt expenses                      266          231
                                             --------      -------
  Total costs and expenses                      7,057        6,645
                                             --------      -------
Income before income taxes                        716          203
Income tax provision                                7           (8)
                                             --------      -------
Net income                                   $    709      $   211
                                             ========      =======
Net income per share  (A)                    $    .19      $   .06
                                             ========      =======








Notes:

(A) Weighted average number of shares for the three months ended October 31, 1997 and 1996 was 3,721,000 and 3,604,000, respectively.

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                (000's omitted)


                                   Common Stock          Capital in     Retained
                                 -----------------        excess of     earnings
                                   Shares   Amount        par value     (deficit)       Total
                                   ------   ------        ---------     ---------       -----

Balance, January 31, 1996        3,604,499   $361          $12,569      ($13,832)      ($ 902)

Net income, year ended
  January 31, 1997                                                           585          585
                                 ---------   ----          -------       -------        -----
Balance, January 31, 1997        3,604,499    361           12,569       (13,247)        (317)

Net income, nine months
  ended October 31, 1997                                                   1,091        1,091
                                 ---------   ----          -------       -------        -----
Balance, October 31, 1997        3,604,499   $361          $12,569      ($12,156)       $ 774
                                 =========   ====          =======       =======        =====







See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's Omitted)

                                                Nine Months Ended October 31,
                                                -----------------------------
                                                   1997               1996
                                                   ----               ----
Cash flows from operating activities:

  Net income                                      $ 1,091           $    529
  Adjustments to reconcile net income
    to net cash provided (used)
    by operating activities:

    Depreciation and amortization                      82                128
    Reduction of goodwill                               8                  8
    Changes in assets and liabilities:

       Accounts receivable                         (2,694)            (1,368)
       Inventories                                   (883)              (685)
       Prepaid and other assets                       (95)               116
       Other assets                                    16               (245)
       Accounts payable                               252                356
       other liabilities                              (18)                 3
                                                 --------           --------
       Total adjustments                           (3,332)            (1,687)
                                                 --------           --------
         Net cash provided (used) by
           operating activities                    (2,241)            (1,158)
                                                 --------           --------
Cash flows from investing activities:
  Capital expenditures                                (75)               (30)
                                                 --------           --------
Cash flows from financing activities:
  Proceeds from long-term debt                        515                 65
  Net borrowings from lenders                       1,846              1,082
  Principal payments on long-term debt                (59)               (64)
                                                 --------           --------
         Net cash provided (used) by
           financing activities                     2,302              1,083
                                                 --------           --------
Net increase (decrease) in cash                       (14)              (105)
Cash beginning of period                              498                652
                                                 --------           --------
Cash end of period                               $    484          $     547
                                                 ========           ========

Supplemental disclosures of cash flow
  information:
  Interest paid during the period                $    578          $     564
                                                 ========           ========
  Income taxes paid during the period            $      8          $       1
                                                 ========           ========

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                (000's omitted)



Note 1 - INVENTORIES

   Inventories, which are stated at the lower of last-in first-out
   (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (16% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                 October 31, 1997   January 31, 1997
                                 ----------------   ----------------

   Raw materials                     $  3,860           $   3,524
   Work in process                      2,179               1,632
                                     --------           ---------
   Total                             $  6,039           $   5,156
                                     ========           =========

Note 2 - STATEMENT OF OPERATIONS

   Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,845, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,673 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

   Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                             Nine Months Ended October 31,
                                             -----------------------------
                                                 1997              1996
                                                 ----              ----

   Federal income tax rate                       34.0%             34.0%
   State income taxes, net of
     federal tax benefit                          0.2               0.1
   Tax effect of non-deductible
     expenses                                     0.8               1.8
   NOL utilization under SFAS No. 109           (34.7)            (35.8)
                                                -----              ----
   Effective income tax rate                      0.3%              0.1%
                                                =====              ====

                                    PART II

Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended October 31, 1997.








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





December 15, 1997