Form 10-K
period 1998-01-31
JETRONIC INDUSTRIES INC
filed 1998-05-18
CIK 53500

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                           -------------------------

                                 F 0 R M  10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number
    January 31, 1998                                              1-4124

                           JETRONIC INDUSTRIES, INC.

     Pennsylvania                                                23-1364981
------------------------                                      ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On April 21, 1998, the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $9,011,000.

On April 21, 1998, there were 3,604,499 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed:

                                                     Part of 10-K into which the
              Document                               Document is incorporated
----------------------------------------             --------------------------
Definitive Proxy Statement in connection             Part III, Items 10, 11, 12
 with annual meeting of shareholders to                and 13
 be held in September 1998

                                    PART I

ITEM 1 - BUSINESS:

The Registrant, Jetronic Industries, Inc., together with its subsidiary, is referred to as "the Company" unless the context clearly indicates otherwise. In March 1997, the Company acquired the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronic Corporation. During 1996, the Company discontinued its marine electronic and communication business (Ray Jefferson) because of competitive pricing pressures and a general softness in the marine market and abandoned a portion of its switchgear product line. Effective July 31, 1992, holders of the Company's 10% and 14 1/2% Subordinated Convertible Debentures converted a portion of their bonds into common stock in satisfaction of mandatory principal payments. The Bondholders also deferred payment of the accrued interest thereon. In addition, effective July 31, 1992, Redeemable Preferred Stock was converted into common stock. There have been no other significant developments related to the Company's business.

Business segment and geographic information:

Summarized business segment information for 1998-1996 (in thousands) is as follows:

                                           1998       1997        1996
                                           ----       ----        ----

Net revenues:
  Electronic communication equipment     $   719     $   688     $   820
  Energy conversion products group        25,154      22,983      21,533
                                         -------     -------     -------
     Consolidated                        $25,873     $23,671     $22,353
                                         =======     =======     =======

Operating profit (loss):
  Electronic communication equipment     $   271     $   146     $    23
  Energy conversion products group         3,399       2,835       2,429
  Energy conversion products group
   abandonment of product line                                  (  1,392)
  Net corporate expenses                (  2,393)   (  2,405)   (  2,371)
                                         -------     -------     -------
      Consolidated                       $ 1,277     $   576    ($ 1,311)
                                         =======     =======     =======

Identifiable assets:
  Electronic communication equipment     $   343     $   296     $   676
  Energy conversion products group        11,872       9,803       7,336
                                         -------     -------     -------
      Total                               12,215      10,099       8,012
                                         -------     -------     -------
  Other corporate assets                   1,271       1,282       1,395
                                         -------     -------     -------
      Consolidated                       $13,486     $11,381     $ 9,407
                                         =======     =======     =======

Depreciation expense:
  Electronic communication equipment     $    30     $    32     $   127
  Energy conversion products group            80          71          92
                                         -------     -------     -------
      Consolidated                       $   110     $   103     $   219
                                         =======     =======     =======

Capital expenditures:
  Energy conversion products group       $    90     $    64     $    86
                                         -------     -------     -------
      Consolidated                       $    90     $    64     $    86
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

During 1998-1996, respectively, contracts with United States Government agencies accounted for approximately $863,000, $930,000 and $974,000 of total sales in the electronic communication equipment and energy conversion products group segments.

Description of the business:

Jetronic was incorporated in the Commonwealth of Pennsylvania on January 12, 1951.

Jetronic is engaged in the design, development, manufacture, distribution and sale of electronic equipment for commercial and government use through its "Electronics" and "Transchem" divisions, the Redco subsidiary and its Power Systems Group division.

The Electronics Division designs and manufactures, to customer specification, digital data control terminals.

The Transchem Division (energy conversion products group) manufactures and markets precision solid state power supplies, primarily for the aircraft and aerospace industries.

Redco, Inc. (energy conversion products group) manufactures and markets paralleling and nonparalleling electrical switchgear and control systems, along with the metal enclosures in which the equipment is housed. Redco, Inc. supplies standardized control panels on a regular basis to major domestic engine manufacturers (principally Caterpillar, Inc.) and designs, builds and installs complex cogeneration. control systems.

Power Systems Group, a division of Redco, Inc., designs and manufactures custom ruggedized enclosures for the aircraft and aerospace markets and sells ruggedized laptop computers into these same markets.

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition. The five largest commercial customers of the energy conversion products group accounted for 75% of that group's sales, one of which accounted for 58%. Prime contract sales to the U.S. Government accounted for 3% of Jetronic sales. At January 31, 1998, the total backlog of orders amounted to $5,658,000 of which $54,000 consisted of direct U.S. Government business. At January 31, 1997, the total backlog was $4,237,000 of which $722,000 consisted of direct U.S. Government business. Of the backlog at January 31, 1998, all is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in meeting its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 1998, 1997 and 1996, Jetronic expended $49,000, $33,000 and $48,000, respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are expected to be near 1998 levels. Environmental controls have not had a material effect on operations. At January 31, 1998, Jetronic employed 166 people.

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

Power Systems
  Group Division        Irvine, CA             Offices               4,000        4/99

Leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.

ITEM 3 - LEGAL PROCEEDINGS:

The Company has been named in a suit by a former vendor's sales representative alleging breach of contract. Management of the Company believes that such claim, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS:

None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS:

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:

                              1998                      1997
                       ----------------            ---------------
      Quarter          High         Low            High        Low
      -------          ----         ---            ----        ---

      First          $1   1/2    $1             $  11/16     $   3/8
      Second          1  7/16     1                15/16        9/16
      Third           1  7/16        7/8         1  3/16         5/8
      Fourth          2   5/8     1              1   3/8         1/2

As of April 21, 1998, there were approximately 1,664 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See Note 6 to Consolidated Financial Statements for a discussion of dividend restrictions.

ITEM 6 - SELECTED FINANCIAL DATA:

                                         For the year ended January 31,
                               -------------------------------------------------
                                 1998       1997      1996       1995      1994
                                 ----       ----      ----       ----      ----
                                     (in thousands, except per share data)

Revenues                       $25,873    $23,671   $22,353    $18,824   $18,783
Income (loss) from
 continuing operations         $ 1,273    $   585  ($ 1,285)   $   115   $    64
Income (loss) from continuing
 operations per share-basic    $   .35    $   .16  ($   .36)   $   .03   $   .02

Total assets                   $13,486    $11,381   $ 9,407    $11,384   $10,247

Long-term debt                 $ 4,282    $ 4,102   $ 3,996    $ 4,393   $ 4,516

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

     1998 compared with 1997:

The Company reported revenues of $25,873,000 and an operating profit of $1,277,000 for the year ended January 31, 1998 (1998) compared to revenues of $23,671,000 and an operating profit of $576,000 for the year ended January 31, 1997 (1997).

The electronic communication equipment operations reported revenues of $719,000 and an operating profit of $271,000 for 1998 compared to revenues of $688,000 and an operating profit of $146,000 for 1997. The increase in profitability is a result of the Company's downsizing and cost reductions in reaction to the reduction in U.S. Government defense related business opportunities. The Company is currently negotiating an add-on to its existing contract which, if successful, would expect to be shipped during the fiscal year ended January 31, 1999.

The energy conversion products group reported revenues of $25,154,000 and an operating profit of $3,399,000 for 1998 compared to revenues of $22,983,000 and an operating profit of $2,835,000 for 1997. Revenue increases are primarily associated with the solid state power supply business which reflects increased quotation and shipping activity and the contribution of the new Power Systems Group which was acquired in the first quarter. Overall profitability increased due to the revenue increases and improved margins in the custom switchgear business.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,393,000 in 1998 compared to $2,405,000 in 1997.

     1997 compared with 1996:

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

     Liquidity and capital resources:

During 1998 and 1997, the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of January 31, 1998, such borrowings amounted to $3,323,000 with an additional availability based on the various formulae of $442,000. The Company's line of credit agreement with its current lender expires on June 30, 2000. In May 1998, the Company replaced its existing short-term revolving credit arrangement and term loans with another financing institution which provides for a revolving line of credit of $6,500,000 and term loans totaling $2,930,000.

At this time, there are no material commitments for capital expenditures although the Company is pursuing several acquisitions which, if successful, will require the outlay of additional cash. Cash requirements for the next fiscal year should increase by ten percent due to the anticipated increase in business activity. Based upon the availability of funds under the various existing financing arrangements, the Company deems its liquidity to be adequate.

     Year 2000 issue:

The Company is proactive in relation to issues surrounding compliance with the date change from 1999 to 2000 and its effect on its computer systems and those of its business associates. The Company does not expect the costs of implementing a program to address this issue to have a material effect on its consolidated financial statements.

     Adoption of new accounting principles:

The Company will be required to implement Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999. The Company does not expect these implementations to have a material effect on its consolidated financial statements.

ITEM 8 - FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA:

                                     INDEX

                                                                       Page(s)
                                                                       -------
Independent auditors' report                                               8

Financial statements:

  Consolidated balance sheets                                              9

  Consolidated statements of operations                                   10

  Consolidated statements of changes in

    shareholders, equity                                                  11

  Consolidated statements of cash flows                                   12

  Notes to consolidated financial statements                            13 - 20

Financial statement schedule:

  Valuation and qualifying accounts (Schedule II)                         21

INDEPENDENT AUDITORS' REPORT




The Shareholders and
 Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheets of Jetronic Industries, Inc. and Subsidiary as of January 31, 1998 and 1997 and the related consolidated statements of operations, changes in Shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audits also include the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetronic Industries, Inc. and Subsidiary as of January 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the three years in the period ended January 31, 1998.

ASHER & COMPANY, LTD.


Philadelphia, Pennsylvania
May 13, 1998

                           JETRONIC INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                              January 31,
                                                                       -------------------------
                                                                           1998         1997
                                                                           ----         ----

                                    ASSETS

Current assets:
   Cash                                                                $   513,000   $   498,000
   Accounts receivable, net                                              3,956,000     3,599,000
   Inventories                                                           6,700,000     5,156,000
   Prepaid expenses and other current assets                               932,000       853,000
                                                                       -----------   -----------
          Total current assets                                          12,101,000    10,106,000

Property, plant and equipment at cost, less
   accumulated depreciation                                                418,000       438,000
Goodwill                                                                   291,000       301,000
Other assets                                                               676,000       536,000
                                                                       -----------   -----------
                                                                       $13,486,000   $11,381,000
                                                                       ===========   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

   Notes payable, bank                                                 $ 3,323,000   $ 2,836,000
   Current portion of long-term debt                                       335,000        84,000
   Accounts payable                                                      2,328,000     2,295,000
   Other accrued liabilities                                               883,000     1,108,000
   Deferred interest                                                     1,379,000     1,273,000
                                                                       -----------   -----------
          Total current liabilities                                      8,248,000     7,596,000

 Long-term debt                                                          4,282,000     4,102,000
                                                                       -----------   -----------
                                                                        12,530,000    11,698,000
                                                                       -----------   -----------

 Commitments and contingencies

 Redeemable preferred stock, $1.85 stated value - shares authorized, 577,400; issued and outstanding, none

 Shareholders' equity:
   Common stock, $.10 par value - shares
    authorized, 10,000,000; issued and
    outstanding, 3,604,499 in 1998 and 1997                                361,000       361,000
   Capital in excess of par value                                       12,569,000    12,569,000
   Retained earnings (deficit)                                         (11,974,000)  (13,247,000)
                                                                       -----------   -----------
           Total shareholders' equity                                      956,000   (   317,000)
                                                                       -----------   -----------
                                                                       $13,486,000   $11,381,000
                                                                       ===========   ===========

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year ended January 31,
                                             ---------------------------------------------
                                                 1998             1997             1996
                                                 ----             ----             ----

Net sales                                    $25,873,000      $23,671,000      $22,353,000

 Costs and  expenses:
    Cost of goods sold                        20,861,000       19,747,000       19,065,000
    Selling, general and administrative
     expenses                                  2,712,000        2,371,000        2,158,000
    Interest and debt expense                  1,023,000          977,000        1,049,000
    Abandonment of product line                                                  1,392,000
                                             -----------      -----------       ----------
                                              24,596,000       23,095,000       23,664,000
                                             -----------      -----------       ----------

 Income (loss) from continuing
    operations before income taxes             1,277,000          576,000      ( 1,311,000)

 Provision for (benefit from) income
    taxes                                          4,000     (      9,000)     (    26,000)
                                             -----------      -----------       ----------
 Income (loss) from continuing
    operations                                 1,273,000          585,000      ( 1,285,000)

 Discontinued operations - net of
    income tax  benefit of $60,000                                             (   938,000)
                                             -----------      -----------       ----------

 Net income (loss)                           $ 1,273,000      $   585,000      ($2,223,000)
                                             ===========      ===========       ==========

                                                 Year ended January    31,
                                               ----------------------------
                                               1998        1997        1996
                                               ----        ----        ----
Net income (loss) per share:

   Basic:
     Income (loss) from continuing
     operations                               $  .35      $  .16     ($ .36)
     Discontinued operations                                         (  .26)
                                              ------      ------     ------
     Net income (loss)                        $  .35      $  .16     (  .62)
                                              ======      ======     ======

   Dilutive:
     Income (loss) from continuing
     operations                               $  .33      $  .16     ($ .36)
     Discontinued operations                                         (  .26)
                                              ------      ------     ------
     Net income (loss)                        $  .33      $  .16     (  .62)
                                              ======      ======     ======

See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                         Common Stock                Capital in        Retained
                                  ----------------------------       excess of         earnings
                                   Shares            Amount          par value         (deficit)             Total
                                  ---------       ------------      ------------      ------------       ------------


Balance, January 31, 1995         3,604,499       $    361,000      $ 12,569,000      ($11,609,000)      $  1,321,000

Net loss, year ended
 January 31, 1996                                                                     (  2,223,000)     (   2,223,000)
                                  ---------       ------------      ------------      ------------       ------------
Balance, January 31, 1996         3,604,499            361,000        12,569,000      ( 13,832,000)     (     902,000)

Net income, year ended
 January 31, 1997                                                                          585,000            585,000
                                  ---------       ------------      ------------      ------------       ------------
Balance, January 31, 1997         3,604,499            361,000        12,569,000      ( 13,247,000)     (     317,000)

Net income, year ended
 January 31, 1998                                                                        1,273,000          1,273,000
                                  ---------       ------------      ------------      ------------       ------------
Balance, January 31, 1998         3,604,499       $    361,000      $ 12,569,000      ($11,974,000)      $    956,000
                                  =========       ============      ============      ============       ============




See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year ended January 31,
                                                             -------------------------------------
                                                             1998             1997            1996
                                                             ----             ----            ----
Cash flows from operating activities:
  Net income (loss)                                       $1,273,000       $  585,000      ($2,223,000)
  Adjustments to reconcile net income
    (loss) to net cash from (used by)
    operating activities:
    Gain on sale of building                                                                  (212,000)
    Depreciation and amortization                            110,000          103,000          216,000
    Change in goodwill                                        10,000           10,000           10,000
    Deferred taxes                                                                         (    86,000)
    Changes in assets and liabilities:
     Accounts receivable                                      50,000      (   741,000)     (   495,000)
     Inventories                                         ( 1,444,000)     ( 1,016,000)       1,176,000
     Prepaid expenses and other                          (    79,000)     (   252,000)     (    28,000)
     Other assets                                        (   140,000)     (   172,000)     (   178,000)
     Accounts payable                                         23,000          711,000      (    42,000)
     Other accrued liabilities                           (   109,000)         165,000           12,000
     Reserve for discontinued
      operations                                         (    13,000)     (    93,000)         500,000
     Net assets of discontinued
       operations                                                                            1,213,000
                                                          ----------       ----------       ----------
     Total adjustments                                   ( 1,592,000)     ( 1,285,000)       2,086,000
                                                          ----------       ----------       ----------
          Net cash from (used by)
           operating activities                          (   319,000)     (   700,000)     (   137,000)
                                                          ----------       ----------       ----------
Cash flows from (used by) investing
   activities:
   Capital expenditures, net of
     disposals                                           (    69,000)     (    60,000)     (    95,000)
   Proceeds from sale of building                                                              696,000
          Net cash from (used by)                         ----------       ----------       ----------
           investing activities                          (    69,000)     (    60,000)         601,000
                                                          ----------       ----------       ----------
Cash flows from (used by) financing activities:
     Net borrowings from lenders                             487,000          505,000          487,000
     Principal payments on
      long-term debt                                     (    84,000)     (    81,000)     (   443,000)
     Proceeds from long-term debt                                             182,000
          Net cash from (used by)                         ----------       ----------       ----------
            financing activities                             403,000          606,000           44,000
                                                          ----------       ----------       ----------
 Net increase (decrease) in cash                              15,000      (   154,000)         508,000
 Cash, beginning of year                                     498,000          652,000          144,000
                                                          ----------       ----------       ----------
 Cash, end of year                                        $  513,000       $  498,000       $  652,000
                                                          ==========       ==========       ==========

 Supplemental disclosures of cash flow information:
   Interest paid during the year                          $  785,000       $  742,000       $  524,000
                                                          ==========       ==========       ==========
   Income taxes paid during the year                      $    8,000       $    1,000       $    1,000
                                                          ==========       ==========       ==========



See notes to consolidated financial statements.

                           JETRONIC INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of consolidation:

The consolidated financial statements include the accounts of Jetronic Industries, Inc. ("Jetronic") and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

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

     Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a portion of energy conversion products (15% of consolidated inventory) and on the first-in, first-out (FIFO) method for the remaining portion of inventory. Progress billings in advance of delivery reduce inventory.

     Property, plant and equipment:

Property, plant and equipment includes the cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets. Expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed principally on the straight-line method over the anticipated useful lives of the respective assets.

     Goodwill:

Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $115,000 in 1998 and $105,000 in 1997.

     Revenue-recognition:

Sales of products under long-term contracts involving definable end items are recognized as shipments are made.

     Research and development costs:

Research and development costs are charged to expense as incurred, except for certain costs associated with specific long-term programs for which the customer has contracted. Total expenses amounted to $49,000, $33,000 and $48,000 in 1998 - 1996, respectively.

                           JETRONIC INDUSTRIES, INC.

     Selling, general and administrative expenses:

Selling, general and administrative costs were reduced in 1996 by $335,000 as a result of a gain on the sale of a building and refund of prior years' state taxes.

     Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates.

     Per share data:

Basic per share data is based on the weighted average number of common shares outstanding during the year. When dilutive, the computation of per share data is based on the weighted average of common shares outstanding during the year plus the effect of the exercise of options and warrants outstanding as of the beginning of the period, using the treasury stock method. The weighted average number of common shares used to compute basic per share data was 3,604,000 for 1998 - 1996, respectively. The weighted average number of common shares to compute dilutive per share data was 3,799,000 in 1998 and 3,604,000 in 1997 and 1996.

     Acquisition:

In March 1997, the Company purchased the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronics Corporation for $714,746, $200,000 which was paid in cash and the balance evidenced by a promissory note with final maturity in July 2000.

NOTE 2 - DISCONTINUED OPERATIONS:

During 1996, the Company discontinued its marine electronic and communications business (Ray Jefferson) located in Philadelphia, Pennsylvania. Revenues and results of the discontinued marine electronic and communication operations are summarized below.

                                                         Year ended January 31,
                                                         ----------------------
                                                                1996
                                                                ----

Revenues                                                     $1,671,000
                                                             ==========

Income (loss) from operations                               ($  498,000)

Provision to reduce to net
  realizable value                                          (   500,000)
                                                             ----------
                                                            ($  998,000)
                                                             ==========

                           JETRONIC INDUSTRIES, INC.

Assets and liabilities of discontinued operations as of January 31, 1998 and 1997 are as follows:

                                             1998            1997
                                             ----            ----

Current assets:
 Accounts receivable                      $   15,000      $   15,000
 Inventories                                 165,000         165,000
                                          ----------      ----------
         Total current assets                180,000         180,000

Property, plant and equipment, net           119,000         119,000
                                          ----------      ----------
         Total assets                     $  299,000      $  299,000
                                          ==========      ==========

Current liabilities:
 Accounts payable                         $   40,000      $   48,000
 Accrued liabilities                          46,000          46,000
 Reserve for discontinued operations         339,000         344,000
                                          ----------      ----------
         Total current liabilities        $  425,000      $  438,000
                                          ==========      ==========


NOTE 3 - ACCOUNTS RECEIVABLE:

                                                   January 31,
                                             --------------------
                                             1998            1997
                                             ----            ----

Trade                                     $4,022,000      $3,623,000
Allowance for doubtful accounts          (    66,000)    (    24,000)
                                          ----------      ----------
                                          $3,956,000      $3,599,000
                                          ==========      ==========

NOTE 4 - INVENTORIES:

                                                   January 31,
                                             --------------------
                                             1998            1997
                                             ----            ----

Raw materials                             $4,224,000      $3,524,000
Work-in-process                            2,476,000       1,632,000
                                          ----------      ----------
                                          $6,700,000      $5,156,000
                                          ==========      ==========

Current replacement cost on a first-in, first-out basis for all inventories approximated $6,709,000 and $5,199,000 at January 31, 1998 and 1997,
respectively. Inventory values are stated net of valuation reserves of $55,000 and $45,000 at January 31, 1998 and 1997, respectively.

During 1996, in the course of consolidating the energy conversion product group's manufacturing facilities, inventory not presently used in a major customer's current product line was abandoned resulting in a one-time charge of $1,392,000 in the fourth quarter.

                           JETRONIC INDUSTRIES, INC.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

                                                  January 31,
                                         --------------------------          Estimated
                                            1998            1997            useful lives
                                         ----------      ----------         ------------
Land, buildings and improvements          $ 602,000      $  574,000          6-16 years
Machinery, equipment and tooling          2,028,000       1,997,000          4-10 years
Furniture and fixtures                    1,227,000       1,196,000          4-10 years
                                         ----------      ----------
                                          3,857,000       3,767,000
Accumulated depreciation                ( 3,439,000)    ( 3,329,000)
                                         ----------      ----------

                                         $  418,OOO      $  438,000
                                         ==========      ==========

Depreciation and amortization expense amounted to $110,000, $103,000 and $219,000 in 1998, 1997 and 1996, respectively.

NOTE 6 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $5,000,000 to the Company and its subsidiary at interest rates 2.25% above prime with a similar commitment fee on amounts up to a $3,000,000 minimum. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 1998, $3,323,000 of demand loans were outstanding under these credit arrangements. Total unused lines of credit available at January 31, 1998 approximated $442,000. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 11.4% in 1998 and 10.64% in 1997.

Notes payable and term loans are variously secured by substantially all of the Company's accounts receivable, inventories, property, plant and equipment and capital stock of the subsidiary. Provisions of these agreements contain certain restrictive covenants which restrict investments in other companies, forego dividend payments and payments to subordinated debenture holders other than normal interest.

Long-term debt consists of:

                                                                               January 31,
                                                                          --------------------
                                                                          1998            1997
                                                                          ----            ----

  10% Debentures due December 1999                                     $2,400,000      $2,400,000
  10% Debentures due December 1999 (formerly 14 1/2%)                   1,456,000       1,456,000
  Term loans at 2.25% above prime payable in
    monthly installments of $5,700 through
    July 2001                                                             219,000         286,000
  Philadelphia Industrial Development Corporation
    (PIDC) term loan at 4.5% payable in monthly
    installments of $1,500 through September 1999                          27,000          44,000
  8% Promissory note due July 2000, payable starting April 1998 with quarterly installments of $62,500 for the first year and
    $50,000 thereafter                                                    515,000
                                                                       ----------      ----------
                                                                        4,617,005       4,186,000
Less - Amount due within one year                                     (   335,000)    (    84,000)
                                                                       ----------      ----------
                                                                       $4,282,000      $4,102,000
                                                                       ==========      ==========

                           JETRONIC INDUSTRIES, INC.

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

Principal repayment obligations on all long-term debt amount to $335,000 in 1999, $4,134,000 in 2000, $133,000 in 2001 and $15,000 in 2002.

NOTE 7 - COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY:

During 1991, shareholders approved the granting of up to 565,774 options on shares of common stock under the 1990 Incentive Stock Option Plan. Options are exercisable immediately upon grant and expire five years after the date of grant. The option price must be at least equal to the fair market value of the common stock at the time of grant. During 1998, 457,000 options were granted at an exercise price of $1.063, of which 446,000 were exercisable. None of these options have been exercised.

In conjunction with his employment agreement, the President of the Company was granted 360,000 options to acquire common stock at a price of $.375 exercisable at the rate of 72,000 options per year, expiring in 2001. No options have been exercised.

In conjunction with various financing arrangements and acquisitions, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 65,000 shares at $1.00 per share. During 1998, 111,435 warrants at $1.00 per share expired. Subsequent to January 31, 1998, 60,000 of the $1.00 warrants were exercised.

Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (APB) Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price at date of grant. If the Company had recognized compensation cost for the "fair value" of option and warrant grants under the provisions of SFAS No. 123, the pro forma financial results for the year would have differed from the actual results as follows:

Net income:
  As reported                                                        $1,273,000
  Pro forma                                                          $  697,000

Basic income per share:
  As reported                                                              $.35
  Pro forma                                                                $.19

Dilutive income per share:
  As reported                                                              $.33
  Pro forma                                                                $.18

                           JETRONIC INDUSTRIES, INC.

The per share weighted average fair value of the stock options and warrants granted during the year was $.74. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions: risk free interest rate of approximately 6%; expected volatility factor of 144.2% and expected lives of one to six years and no expected dividends rate.

Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period. Substantially all of the Company's options and warrants were vested immediately when granted. The pro forma results only include the effect of options and warrants granted in 1998 as none were issued in 1997 or 1996; options and warrants granted prior to 1996 were not considered.

NOTE 8 - INCOME TAXES:

The provision for (benefit from) taxes on income include:

                                     1998            1997            1996
                                     ----            ----            ----
Current:
   Federal                      $    4,000
   State                                       ($     9,000)

Deferred:
   Federal                                                     ($    86,000)
   State
                                ----------     ------------    ------------
                                $    4,000     ($     9,000)   ($    86,000)
                                ==========     ============    ============

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax assets as of January 31, 1998 and 1997 were as follows:

                                                      1998            1997
                                                      ----            ----

Deferred tax liability:

   Depreciation                                    $   10,000
                                                   ----------

Deferred tax assets:

   Accounts receivable                                 22,000      $    8,000
   Inventories                                         40,000          29,000
   Prepaid expenses                                    13,000          21,000
   Liquidation valuations                             115,000         117,000
   Net operating loss carryforwards                 2,496,000       2,969,000
   Investment tax credit carryforwards                 82,000          82,000
                                                   ----------      ----------
     Deferred tax assets                            2,768,000       3,226,000
   Less-valuation allowance                       ( 2,586,000)    ( 3,054,000)
                                                   ----------      ----------
     Net deferred tax assets                          182,000         172,000
                                                   ----------      ----------
       Net deferred tax asset                      $  172,000      $  172,000
                                                   ==========      ==========

                           JETRONIC INDUSTRIES, INC.

In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss and investment tax credit carryforwards because realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed. The valuation allowance decreased by $468,000 in 1998 and $150,000 in 1997 as a result of the utilization of net operating loss carryforwards against current federal income taxes.

Differences between the statutory federal income tax rate and the effective tax rate for 1998 - 1996 are accounted for as follows:

                                               1998        1997         1996
                                               ----        ----         ----
Federal income tax rate                        34.0%       34.0%      (  34.0%)
Tax effect of non-deductible expenses           1.0         2.1           0.5
NOL utilization under SFAS No. 109           ( 34.7)     ( 36.1)         29.8
Other                                                    (  1.5)
                                              -----       =====        ------
Effective income tax rate                       0.3%     (  1.5%)     (   3.7%)
                                              =====       =====        ======

For federal income tax purposes, at January 31, 1998 the Company has net operating loss carryforwards of $7,340,000 which will expire from 2003 to 2011. The Company also has investment tax credit carryforwards of $82,000 at January 31, 1998 which will expire through 2000.

NOTE 9 - EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) plan for eligible employees to which contributions of $9,000, $8,000 and $11,000 were made in 1998 - 1996, respectively. The
Company's subsidiary maintains a qualified defined contribution plan for its employees under a collective bargaining agreement. The Company's obligation is based on a rate per hour worked. Contributions to such plans were $165,000, $155,000 and $130,000 in 1998 - 1996, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 1998, total rental commitments under these leases, which expire periodically through 2006, aggregated $1,163,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the Company. Total rental commitments approximate $279,000, $166,000, $122,000, $117,000 and $122,000 for the years 1999 through
2003, respectively, and $357,000 thereafter. Total rental expense under all operating leases was $345,000, $344,000 and $295,000 for 1998 - 1996, respectively.

In conjunction with the acquisition of certain subsidiary assets from Woven Electronics Corporation, the Company is committed to paying a royalty of 37.5% for the five year period ended January 31, 2003 predicated upon pre-tax income, subject to certain adjustments, of the business of the acquired subsidiaries.

                           JETRONIC INDUSTRIES, INC.

The Company has entered into employment agreements requiring minimum annual payments of $250,000 until 2001. At January 31, 1998, the Company had a total of 166 employees, of which approximately 41% are represented by a union whose existing labor agreement expires in May 1998. Management expects to successfully negotiate the extension of this contract.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

The Company has been named in a suit by a former vendor's sales representative alleging breach of contract. Management of the Company believes that such claim, if asserted, will be without merit and will be resolved without any material adverse impact on either the financial condition or operations of the Company.

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

NOTE 12 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 1998, 1997 and 1996 included on pages 1 and 2 of this Annual Report on Form 10-K is an integral part of these financial statements. In 1998, 1997 and 1996, respectively, Caterpillar, Inc. accounted for 56%, 55% and 51% of consolidated revenues.

NOTE 13 - SUBSEQUENT EVENT:

In May 1998, the Company replaced its existing short-term revolving credit arrangement and term loans with another financing institution which provides for a revolving line of credit of $6,500,000 and term loans totaling $2,930,000.

                           JETRONIC INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II


                                                Additions   Deductions
                                                ---------   ----------
                                                 Charged
                                      Balance    to costs     Account   Balance
                                     beginning     and        write-      end
         Description                  of year    expenses      offs     of year
         -----------                 ---------   --------     -------   -------
Year ended January 31, 1998:

  Allowance for doubtful accounts     $ 24,000   $ 42,000               $ 66,000
                                      ========   ========               ========
  Inventory valuation                 $ 45,000   $ 10,000               $ 55,000
                                      ========   ========               ========
  Reorganization                      $139,000               $ 13,000   $126,000
                                      ========               ========   ========

Year ended January 31, 1997:

  Allowance for doubtful accounts     $  6,000   $ 30,000    $ 12,000   $ 24,000
                                      ========   ========    ========   ========
  Inventory valuation                 $ 20,000   $ 25,000               $ 45,000
                                      ========   ========               ========
  Reorganization                      $232,000               $ 93,000   $139,000
                                      ========               ========   ========

Year ended January 31, 1996:

  Allowance for doubtful accounts     $ 23,000   $ 23,000    $ 40,000   $  6,000
                                      ========   ========    ========   ========
  Inventory valuation                 $ 20,000                          $ 2O,OOO
                                      ========                          ========
  Reorganization                      $175,000   $500,000    $443,000   $232,000
                                      ========   ========    ========   ========

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

                  3.       List of Exhibits:

                           (3) Articles of incorporation and amendments thereto and by-laws are incorporated herein by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

                           (4)(a)   Instruments defining the rights of
                                    security holders, including indentures.
                                    See Exhibit (3) above.

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

                           (22)     Subsidiaries of Registrant

                                      Principal     Location of
                                    subsidiaries  incorporation  Business names
                                    ------------  -------------  --------------

                                    Redco, Inc.   Illinois       Republic
                                                                 Electric &
                                                                 Development
                                                                 Company

         (b)      Reports on Form 8-K:

                  1. There were no reports on Form 8-K filed during the quarter ended January 31, 1998.

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


                                                   JETRONIC INDUSTRIES, INC.
                                                   -------------------------
                                                          Registrant

Date:   May 13, 1998                               By /s/   Peter J. Kursman
                                                      ----------------------
                                                      Peter J. Kursman,
                                                      President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                            Capacity                     Date
     ---------                            --------                     ----

/s/ Peter J. Kursman
----------------------------
Peter J. Kursman                      Principal Executive          May 13, 1998
President                             Officer and Director


/s/ Daniel R. Kursman
----------------------------
Daniel R. Kursman                     Director                     May 13, 1998
Chairman of the Board and
Treasurer



/s/ Leonard W. Pietrzak
----------------------------
Leonard W. Pietrzak                   Principal Financial          May 13, 1998
Vice President-Finance                and Accounting Officer
                                      and Director



/s/ William L. Weiss
----------------------------
William L. Weiss                      Director                     May 13, 1998
General Counsel and
Secretary