Form 10-Q
period 1998-04-30
JETRONIC INDUSTRIES INC
filed 1998-06-30
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1998
Commission File Number 1-4124


                            JETRONIC INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                              23-1364981
         -------------------------------                 ----------------
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




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes __X__ No _____



At April 30, 1998, 3,664,499 shares of common stock were outstanding.

                                     PART I



ITEM 1

CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND ITS SUBSIDIARIES

The following Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders, Equity and Consolidated Statements of Cash Flows are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods have been included. Results of operations for interim periods are not necessarily indicative of a full year's operations. The aforementioned statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended January 31, 1998.

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

The Company reported revenues of $6,144,000 and an operating profit of $831,000 for the three months ended April 30, 1998 (1999) compared to revenues of $5,707,000 and an operating profit of $750,000 for the three months ended April 30, 1997 (1998).

The increase in revenues from year to year was experienced across the board for all elements of the energy conversion products group. The increase in profitability was primarily attributable to better mix of product at the switchgear operations and the overall increase in revenues. The Company recently received additional orders against an existing U.S. Govenment Contract which is expected to ship in the second and third quarters of this fiscal year.

Net corporate expenses, comprised of interest expense and general corporate items, were $570,000 for the three months ended April 30, 1998 compared to $533,000 for the three months ended April 30, 1997.

Liquidity and Capital Resources:

During FY 1999 and FY 1998 the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $5,000,000. As of April 30, 1998, such borrowings amounted to $3,839,000 with an additional availability based on the various formulae of $644,000. In May 1998, the Company replaced its existing short-term revolving credit arrangement and term loans with another financing institution which provides for a revolving line of credit of $6,500,000 and term loans totaling $2,930,000 and expires in May 2001.

At this time, there are no material commitments for capital expenditures although the Company is pursuing several acquisitions which, if successful, will require the outlay of additional cash. Cash requirements for the current fiscal year should increase by ten percent due to the anticipated increase in business activity. Based upon the availability of funds under its existing financing arrangements, the Company deems its liquidity to be adequate.

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)


                                                April 30, 1998  January 31, 1998
                                                --------------  ----------------

     ASSETS

Current assets:

   Cash                                               $    369         $    513
   Accounts receivable                                   4,107            3,956
   Inventories                                           6,755            6,700
   Prepaid and other assets                                983              932
                                                      --------         --------
       Total current assets                             12,214           12,101
Property, plant and equipment, net                         404              418
Goodwill                                                   288              291
Other assets                                               756              676
                                                      --------         --------
       Total assets                                   $ 13,662         $ 13,486
                                                      ========         ========


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Notes payable to lenders                           $  3,839         $  3,323
   Current portion of long-term debt                       335              335
   Accounts payable                                      1,669            2,328
   Other accrued liabilities                               949              883
   Deferred interest                                     1,405            1,379
                                                      --------         --------

       Total current liabilities                         8,197            8,248
Long-term debt                                           4,198            4,282
                                                      --------         --------
       Total liabilities                                12,395           12,530
                                                      --------         --------

Shareholders' equity:

   Common stock                                            367              361
   Capital in excess of par value                       12,623           12,569
   Retained earnings (deficit)                         (11,723)         (11,974)
                                                      --------         --------
       Total shareholders'
         equity                                          1,267              956
                                                      --------         --------
                                                      $ 13,662         $ 13,486
                                                      ========         ========




See notes to consolidated financial statements.

                                 JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                       (000's omitted)



                                                    Three months Ended April 30,
                                                    ----------------------------
                                                       1998             1997
                                                      ------           ------
Net sales                                             $6,144           $5,707

Cost and expenses:

  Cost of goods sold                                   4,967            4,697
  Selling and administrative expenses                    663              564
  Interest and debt expenses                             254              229
                                                      ------           ------

  Total costs and expenses                             5,884            5,490
                                                      ------           ------

Income before income taxes                               260              217

Income tax provision                                       9                1
                                                      ------           ------
Net income                                            $  251           $  216
                                                      ======           ======

Net income per share (A):

  Basic                                               $  .07           $  .06
                                                      ======           ======

  Diluted                                             $  .06           $  .06
                                                      ======           ======








Notes:

(A) Weighted average number of shares for the three months ended April 30, 1998 and 1997 was 3,604,000 and 3,604,000, respectively for basic and 4,000,000 and 3,723,000, respectively for diluted.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                 (000's omitted)



                                                      Common Stock                 Capital in         Retained
                                               ----------------------------        excess of          earnings
                                               Shares             Amount           par value          (deficit)              Total
                                               ------             ------           ---------          ---------              -----

Balance, January 31, 1997                    3,604,499          $     361          $  12,569          ($ 13,247)          ($    317)

Net income, year ended
  January 31, 1998                                                                                        1,273               1,273
                                             ---------          ---------          ---------          ---------           ---------
Balance, January 31, 1998                    3,604,499                361             12,569          (  11,974)                956
Exercise of warrants                            60,000                  6                 54                                     60
Net income, three months
  ended April 30, 1998                                                                                      251                 251
                                             ---------          ---------          ---------          ---------           ---------
Balance, April 30, 1998                      3,664,499          $     367          $  12,623          ($ 11,723)          $   1,267
                                             =========          =========          =========          =========           =========








See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         1998        1997
                                                         ----        ----

Cash flows from operating activities:

  Net income                                             $251        $216
  Adjustments to reconcile net income
     to net cash provided (used)
     by operating activities:

     Depreciation and amortization                         28          25
     Reduction, of goodwill                                 3           3
     Changes in assets and liabilities:

       Accounts receivable                              ( 151)      ( 238)
       Inventories                                      (  55)         23
       Prepaid and other assets                         (  51)      ( 104)
       Other assets                                     (  80)          4
       Accounts payable                                 ( 659)      ( 487)
       other liabilities                                   92       ( 132)
                                                         ----        ----
       Total adjustments                                ( 873)      ( 906)
                                                         ----        ----
          Net cash provided (used) by
            operating activities                        ( 622)      ( 690)
                                                         ----        ----
 Cash flows from investing activities:

   Capital expenditures                                 (  14)      (  35)
                                                         ----        ----
 Cash flows from financing activities:

   Proceeds from long-term debt                                       515
   Net borrowings from lenders                            516         223
   Principal payments on long-term debt                 (  84)      (  21)
   Proceeds from exercise of warrants                      60
                                                         ----        ----
          Net cash provided (used) by
            financing activities                          492         717
                                                         ----        ----
 Net increase (decrease) in cash                        ( 144)       (  8)

 Cash beginning of period                                 513         498
                                                         ----        ----
 Cash end of period                                      $369        $490
                                                         ====        ====

 Supplemental disclosures of cash flow information:

    Interest paid during the period                      $184        $171
                                                         ====        ====
    Income taxes paid during the period                  $-0-        $-0-
                                                         ====        ====





See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's omitted)



Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (16% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                     April 30, 1998   January 31, 1998
                                     --------------   ----------------

     Raw materials                      $   4,077          $  4,224
     Work in process                        2,678             2,476
                                        ---------          --------
     Total                              $   6,755          $  6,700
                                        =========          ========

Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,715, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,543 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                                Three months Ended April 30,
                                                ----------------------------
                                                   1998             1997
                                                   ----             ----

     Federal income tax rate                       34.0%            34.0%
     State income taxes, net of
       federal tax benefit                                            .3
     Tax effect of non-deductible
       expenses                                     1.2              1.4
     NOL utilization under SFAS No. 109           (31.8)           (35.2)
                                                  -----             ----
     Effective income tax rate                      3.4%             0.5%
                                                  =====             ====

                                     PART II

Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended April 30, 1998.








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

                                      JETRONIC INDUSTRIES, INC.
                                      -------------------------
                                             Registrant



                                      _______________________________________
                                      Leonard W. Pietrzak
                                      Vice President - Finance








June 30, 1998