Form 10-Q
period 1998-07-31
JETRONIC INDUSTRIES INC
filed 1998-09-21
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1998
Commission File Number 1-4124



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


      At July 31, 1998, 3,664,499 shares of common stock were outstanding.

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

The Company reported revenues of $12,536,000 and an operating profit of $1,768,000 for the six months ended July 31, 1998 (1999) compared to revenues of $11,628,000 and an operating profit of $1,507,000 for the six months ended July 31, 1997 (1998). Revenues and operating profit for the quarter ended July 31, 1998 were $6,392,000 and $937,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1997 of $5,921,000 and $757,000, respectively. The increase in revenues from year to year and quarter to quarter was experienced across the board for all elements of the energy conversion products group, while revenues for the electronic communications equipment business was down due to the timing of the placement of a new order against an existing U.S. Government contract. The new order is expected to ship in the third and fourth quarters of this fiscal year. The profitability increase was primarily attributable to a better mix of product at the switchgear operations and the overall increase in revenues.

Net corporate expenses, comprised of interest expense and general corporate items, were $1,287,000 for the six months ended July 31, 1998 compared to $1,124,000 for the six months ended July 31, 1997. The increase in corporate expenses, year to year, is primarily associated with the Company's refinancing of its revolving credit arrangement and long-term bank debt.

Liquidity and Capital Resources:
--------------------------------

During FY 1999 and FY 1998 the operations of the Company and its subsidiary were financed by lending institutions under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of July 31, 1998, such borrowings amounted to $2,418,000 with an additional availability based on the various formulae of $896,000. The Company's line of credit agreement and term loans with its current lender expires in May 2001.

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

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)

                                               July 31, 1998    January 31, 1998
                                               -------------    ----------------
             ASSETS

Current assets:

  Cash                                           $   711            $   513
  Accounts receivable                              4,432              3,956
  Inventories                                      6,891              6,700
  Prepaid and other assets                           888                932
                                                 -------            -------
     Total current assets                         12,922             12,101

Property, plant and equipment, net                   383                418

Goodwill                                             285                291

Other assets                                       1,402                676
                                                 -------            -------
     Total assets                                $14,992            $13,486
                                                 =======            =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable to lenders                       $ 2,418           $ 3,323

  Current portion of long-term debt                  829               335

  Accounts payable                                 1,835             2,328

  Other accrued liabilities                          759               883

  Deferred interest                                                  1,379
                                                 -------           -------
     Total current liabilities                     5,841             8,248

Deferred interest                                  1,405

Long-term debt                                     6,273             4,282
                                                 -------           -------
      Total liabilities                           13,519            12,530
                                                 -------           -------
Shareholders' equity:
  Common stock                                       367               361

  Capital in excess of par value                  12,623            12,569

  Retained earnings (deficit)                    (11,517)          (11,974)
                                                 -------           -------
      Total shareholders' equity                   1,473               956
                                                 -------           -------
                                                 $14,992           $13,486
                                                 =======           =======

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's omitted)



                                                     Six Months Ended July 31,
                                                     -------------------------
                                                       1998             1997
                                                     --------          -------
Net sales                                            $ 12,536         $ 11,628

Cost and expenses:

  Cost of goods sold                                   10,081            9,555
  Selling and administrative expenses                   1,381            1,212
  Interest and debt expenses                              593              478
                                                     --------         --------
  Total costs and expenses                             12,055           11,245
                                                     --------         --------
Income before income taxes                                481              383
Income tax provision                                       24                1
                                                     --------         --------
Net income                                           $    457         $    382
                                                     ========         ========
Net income  per share  (A):

  Basic                                              $    .13         $    .10
                                                     ========         ========
  Diluted                                            $    .11         $    .10
                                                     ========         ========
 Notes:

(A) Weighted average number of shares for the six months ended July 31, 1998 and 1997 was 3,634,000 and 3,604,000, respectively for basic and 4,036,000 and 3,721,000, respectively for diluted.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's omitted)


                                                   Three Months Ended July 31,
                                                   ---------------------------
                                                     1998               1997
                                                   --------           --------
Net sales                                           $ 6,392            $ 5,921

Cost and expenses:

   Cost of goods sold                                 5,114              4,858
   Selling and administrative expenses                  718                648
   Interest and debt expenses                           339                249
                                                    -------            -------
   Total costs and expenses                           6,171              5,755
                                                    -------            -------

Income before income taxes                              221                166
Income tax provision                                     15                 --
                                                    -------            -------
Net income                                          $   206            $   166
                                                    =======            =======
Net income  per share  (A):

   Basic                                            $   .06            $   .04
                                                    =======            =======
   Diluted                                          $   .05            $   .04
                                                    =======            =======

 Notes:

(A) Weighted average number of shares for the three months ended July 31, 1998 and 1997 was 3,634,000 and 3,604,000, respectively for basic and 4,036,000 and 3,721,000, respectively for diluted.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (000's Omitted)

                                       Common Stock           Capital in        Retained
                                    --------------------      excess of         earnings
                                      Shares      Amount      par value         (deficit)    Total
                                      ------      ------      ----------        ---------    -----
Balance, January 31, 1997           3,604,499      $361         $12,569         ($13,247)   ($ 317)

Net income, year ended                                                             1,273     1,273
  January 31, 1998                  ---------      ----         -------         --------     -----
Balance, January 31, 1998           3,604,499      $361          12,569          (11,974)      956
Exercise of warrants                   60,000         6              54                         60

Net income, six months
   ended July 31, 1998                                                               457       457
                                    ---------      ----         -------         --------     -----
Balance, July 31, 1998              3,664,499      $367         $12,623         ($11,517)   $1,473
                                    =========      ====         =======         ========    ======


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)

                                                     Six Months Ended July 31,
                                                   -----------------------------
                                                     1998                 1997
                                                   -------               -------
Cash flows from operating activities:

   Net income                                      $   457               $  382
   Adjustments to reconcile net income
     to net cash provided (used)
     by operating activities:
     Depreciation and amortization                      56                   53
     Reduction of goodwill                               6                    5
     Changes in assets and liabilities:
        Accounts receivable                           (476)                (664)
        Inventories                                   (191)                (504)
        Prepaid and other assets                        44                 (156)
        Other assets                                  (726)                  10
        Accounts payable                              (493)                  10
        Other liabilities                              (98)                (155)
                                                   -------               -------
        Total adjustments                           (1,878)              (1,401)
                                                   -------               -------
          Net cash provided (used) by
             operating activities                   (1,421)              (1,019)
                                                   -------               -------
 Cash flows from investing activities:

   Capital expenditures                                (21)                 (56)
                                                   -------               -------
 Cash flows from financing activities:
   Proceeds from long-term debt                      2,930                  515
   Net borrowings from lenders                        (905)                 496
   Principal payments on long-term debt               (323)                 (43)
   Proceeds from exercise of warrants                   60
                                                   -------               -------
          Net cash provided (used) by
             financing activities                    1,762                  968
                                                   -------               -------
 Net increase (decrease) in cash                       320                 (107)

 Cash beginning of period                              391                  498
                                                   -------               -------
 Cash end of period                                $   711               $  391
                                                   =======               ======
 Supplemental disclosures of cash flow
   information:
   Interest paid during the period                 $   432               $  388
                                                   =======               ======
   Income taxes paid during the period             $    25                  -0-
                                                   =======               ======


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's omitted)


Note 1 - INVENTORIES

     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (18% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:

                                           July 31, 1998     January 31, 1998
                                           -------------     ----------------
    Raw materials                             $ 4,110             $ 4,224
    Work in process                             2,781               2,476
                                              -------             -------
    Total                                     $ 6,891             $ 6,700
                                              =======             =======

Note 2 - STATEMENT OF OPERATIONS

     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,625, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,453 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                                 Six months Ended July 31,
                                                 -------------------------
                                                   1998             1997
                                                 -------           -------
    Federal income tax rate                        34.0%           34.0%
    State income taxes, net of
      federal tax benefit                            .2              .2
    Tax effect of non-deductible
      expenses                                      1.4             1.6
    Difference in tax bases of assets               9.7
    NOL utilization under SFAS No. 109            (40.2)          (35.6)
                                                  -----           -----
    Effective income tax rate                       5.1%            0.2%
                                                  =====           =====

                                     PART II


Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended July 31, 1998.








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


                                          JETRONIC INDUSTRIES, INC.
                                          -------------------------
                                                 Registrant


                                          --------------------------------------
                                          Leonard W. Pietrzak
                                          Vice President - Finance




 September 21, 1998