Form 10-Q
period 1998-10-31
JETRONIC INDUSTRIES INC
filed 1998-12-15
CIK 53500

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1998
Commission File Number 1-4124


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


                  4200 Mitchell Street, Philadelphia, PA 19128
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

     At October 31, 1998, 3,664,499 shares of common stock were outstanding.

                                     PART I


ITEM I


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


The Company reported revenues of $18,085,000 and an operating profit of $2,979,000 for the nine months ended October 31, 1998 (1999) compared to revenues of $19,401,000 and an operating profit of $2,833,000 for the nine months ended October 31, 1997 (1998). Revenues and operating profit for the quarter ended October 31, 1998 were $5,549,000 and $1,211,000, respectively, compared to revenues and operating profit for the quarter ended October 31, 1997 of $7,773,000 and $1,326,000, respectively. The decrease in revenues from year to year and quarter to quarter was primarily associated with the switchgear portion of the business which experienced an unusual amount of custom business in the third quarter of fiscal 1998. In addition, shipments to its largest customer were down on a year to year and quarter to quarter basis. The lack of similar shipments in fiscal 1999 and the reduced sales to its largest customer was reflected in reduced revenues and profitability for the quarter and the year to date results. Conversely, revenues and operating profits for the computer subsystem enclosure and power supply businesses increased quarter to quarter and year to year. Revenues and profitability relative to the electronic communication equipment business increased for the quarter to quarter results but were suppressed for the year to year comparisons because of timing of shipments under an existing U.S. Government contract. Overall operating profits increased on the year to year comparison as a result of improved profit margins.


Net corporate expenses, comprised of interest expense and general corporate items, were $2,036,000 for the nine months ended October 31, 1998 compared to $1,734,000 for the nine months ended October 31, 1997. The increase in corporate expenses, year to year, is primarily associated with the Company's refinancing of its revolving credit arrangement and long-term bank debt.


Liquidity and Capital Resources:


During FY 1999 and FY 1998 the operations of the Company and its subsidiary were financed by lending institutions under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. AS of October 31, 1998, such borrowings amounted to $2,506,000 with an additional availability based on the various formulae of $510,000. The Company's line of credit agreement and term loans with its current lender expires in May 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(continued):


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

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)


                                               October 31, 1998 January 31, 1998
                                               ---------------- ----------------
     ASSETS

Current assets:

  Cash                                               $    417          $    513
  Accounts receivable                                   4,016             3,956
  Inventories                                           7,196             6,700
  Prepaid and other assets                                969               932
                                                     --------          --------
    Total current assets                               12,598            12,101
Property, plant and equipment, net                        377               418
Goodwill                                                  283               291
Other assets                                            1,353               676
                                                     --------          --------
    Total assets                                     $ 14,611          $ 13,486
                                                     ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable to lenders                           $  2,506          $  3,323
  Current portion of long-term debt                       789               335
  Accounts payable                                      1,063             2,328
  Other accrued liabilities                               783               883
  Deferred interest                                                       1,379
                                                     --------          --------
    Total current liabilities                           5,141             8,248
Deferred interest                                       1,405
Long-term debt                                          6,152             4,282
                                                     --------          --------
    Total liabilities                                  12,698            12,530
                                                     --------          --------
Shareholders' equity:
  Common stock                                            367               361
  Capital in excess of par value                       12,623            12,569
  Retained earnings (deficit)                         (11,077)          (11,974)
                                                     --------          --------
    Total shareholders'
       equity                                           1,913               956
                                                     --------          --------
                                                     $ 14,611          $ 13,486
                                                     ========          ========


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)


                                                   Nine months Ended October 31,
                                                   -----------------------------
                                                      1998             1997
                                                      ----             ----

Net sales                                            $18,085          $19,401

Cost and expenses:
  Cost of goods sold                                  14,081           15,622
  Selling and administrative expenses                  2,099            1,936
  Interest and debt expenses                             962              744
                                                     -------          -------
  Total costs and expenses                            17,142           18,302
                                                     -------          -------
Income before income taxes                               943            1,099
income tax provision                                      46                8
                                                     -------          -------
Net income                                           $   897          $ 1,091
                                                     =======          =======
Net income per share (A):
  Basic                                              $   .25          $   .30
                                                     =======          =======
  Diluted                                            $   .22          $   .29
                                                     =======          =======


Notes:

(A) Weighted average number of shares for the nine months ended October 31, 1998 and 1997 was 3,634,000 and 3,604,000, respectively for basic and 3,986,000 and 3,721,000, respectively for diluted.


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)


                                                  Three months Ended October 31,
                                                  ------------------------------
                                                      1998             1997
                                                      ----             ----

Net sales                                            $5,549           $7,773

Cost and expenses:
  Cost of goods sold                                  4,000            6,067
  Selling and administrative expenses                   718              724
  Interest and debt expenses                            369              266
                                                     ------           ------
  Total costs and expenses                            5,087            7,057
                                                     ------           ------
Income before income taxes                              462              716
Income tax provision                                     22                7
                                                     ------           ------
Net income                                           $  440           $  709
                                                     ======           ======
Net income per share (A):
  Basic                                              $  .12           $  .20
                                                     ======           ======
  Diluted                                            $  .11           $  .19
                                                     ======           ======

Notes:

(A) Weighted average number of shares for the three months ended October 31, 1998 and 1997 was 3,634,000 and 3,604,000, respectively for basic and 3,986,000 and 3,721,000, respectively for diluted.


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (000's Omitted)


                                        Common Stock              Capital in         Retained
                                   ------------------------        excess of         earnings
                                   Shares           Amount         par value         (deficit)          Total
                                   ------           ------         ---------         ---------          -----
Balance, January 31, 1997        3,604,499           $361          $  12,569        ($ 13,247)        ($    317)
Net income, year ended
  January 31, 1998                                                                      1,273             1,273
                                 ---------           ----          ---------        ---------         ---------
Balance, January 31, 1998        3,604,499            361             12,569        (  11,974)              956
Exercise of warrants                60,000              6                 54                                 60
Net income, nine months
  ended October 31, 1998                                                                  897               897
                                 ---------           ----          ---------        ---------         ---------
Balance, October 31, 1998        3,664,499           $367          $  12,623        ($ 11,077)        $   1,913
                                 =========           ====          =========        =========         =========


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)


                                                   Nine Months Ended October 31,
                                                   -----------------------------
                                                         1998        1997
                                                         ----        ----
Cash flows from operating activities:

  Net income                                           $   897     $ 1,091
  Adjustments to reconcile net income
    to net cash provided (used)
    by operating activities:

    Depreciation and amortization                           87          82
    Reduction of goodwill                                    8           8
    Changes in assets and liabilities:
      Accounts receivable                               (   60)     (2,694)
      Inventories                                       (  496)     (  883)
      Prepaid and other assets                          (   37)     (   95)
      Other assets                                      (  677)         16
      Accounts payable                                  (1,265)        252
      Other liabilities                                 (  100)     (   18)
                                                       -------     -------
      Total adjustments                                 (2,540)     (3,332)
                                                       -------     -------
        Net cash provided (used) by
          operating activities                          (1,643)     (2,241)
                                                       -------     -------
Cash flows from investing activities:
  Capital expenditures                                  (   46)     (   75)
                                                       -------     -------
Cash flows from financing activities:
  Proceeds from long-term debt                           2,930         515
  Net borrowings from lenders                           (  817)      1,846
  Principal payments on long-term debt                  (  580)     (   59)
  Proceeds from exercise of warrants                        60
                                                       -------     -------
        Net cash provided (used) by
          financing activities                           1,593       2,302
                                                       -------     -------
Net increase (decrease) in cash                         (   96)     (   14)
Cash beginning of period                                   513         498
                                                       -------     -------
Cash end of period                                     $   417     $   484
                                                       =======     =======
Supplemental disclosures of cash flow information:
  Interest paid during the period                      $   682     $   578
                                                       =======     =======
  Income taxes paid during the period                  $    30     $     8
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

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's Omitted)


Note 1 - INVENTORIES


     Inventories, which are stated at the lower of last-in first-out (LIFO) cost or market for electronic communication equipment and a portion of energy conversion products (18% of inventory) and at the lower of first-in first-out (FIFO) cost or market for the remaining portion of energy conversion products, are summarized as follows:


                                               October 31, 1998 January 31, 1998
                                               ---------------- ----------------


     Raw materials                              $     4,285       $     4,224
     Work in process                                  2,911             2,476
                                                -----------       -----------


     Total                                      $     7,196       $     6,700
                                                ===========       ===========


Note 2 - STATEMENT OF OPERATIONS


     Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,482, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,310 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.


     Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:


                                             Nine Months Ended October 31,
                                             -----------------------------
                                                 1998          1997
                                                 ----          ----

     Federal income tax rate                     34.0%         34.0%
     State income taxes, net of
       federal tax benefit                        0.9           0.2
     Tax effect of non-deductible
       expenses                                   1.0           0.8
     Difference in tax bases of assets            0.7
     NOL utilization under SFAS No. 109         (31.8)        (34.7)
                                                -----         -----
     Effective income tax rate                    4.8%          0.3%
                                                =====         =====

                                     PART II


Items 1 thru 6(a) are not applicable.


Item 6(b) - There were no reports on Form 8-K filed for the quarter ended October 31, 1998.


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


                                                  JETRONIC INDUSTRIES, INC.
                                                  -------------------------
                                                       Registrant


                                                  -----------------------------
                                                  Leonard W. Pietrzak
                                                  Vice President - Finance


December 15, 1998