Form 10-K
period 1999-01-31
JETRONIC INDUSTRIES INC
filed 1999-05-03
CIK 53500

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number
     January 31, 1999                                           1-4124

                            JETRONIC INDUSTRIES, INC.

       Pennsylvania                                            23-1364981
------------------------                                  -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
           -----

On April 13, 1999, the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $3,702,000.

On April 13, 1999, there were 3,701,999 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed.

                                                  Part of 10-K into which the
                Document                          Document is Incorporated
-----------------------------------------         -------------------------
Definitive Proxy Statement in connection          Part III, Items 10, 11, 12
   with annual meeting of shareholders to         and 13
   be held in September 1999

                                     PART I


ITEM 1 - BUSINESS:
------------------

The Registrant, Jetronic Industries, Inc., together with its subsidiary, is referred to as "the Company" unless the context clearly indicates otherwise. In May 1998, holders of the 10% Subordinated Debentures extended the due date of the Debentures, along with the related Deferred Interest, until January 2003. In March 1997, the Company acquired the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronic Corporation. During 1996, the Company discontinued its marine electronic and communication business (Ray Jefferson) because of competitive pricing pressures and a general softness in the marine market and abandoned a portion of its switchgear product line. In 1999, 1998 and 1997, Caterpillar, Inc. accounted for a significant portion of the Company's revenues. There have been no other significant developments related to the Company's business.

     Business segment and geographic information:
     --------------------------------------------

Summarized business segment information for 1999-1997 (in thousands) is as follows:

                                                1999           1998           1997
                                                ----           ----           ----
Net revenues
    Electronic communication equipment        $   678        $   719        $   688
    Energy conversion products group           21,810         25,154         22,983
                                              -------        -------        -------
       Consolidated                           $22,488        $25,873        $23,671
                                              =======        =======        =======
Operating profit (loss):
    Electronic communication equipment        $   207        $   271        $   146
    Energy conversion products group            3,108          3,399          2,835
    Net corporate expenses                   (  2,967)      (  2,393)      (  2,405)
                                              -------        -------        -------
       Consolidated                           $   348        $ 1,277        $   576
                                              =======        =======        =======
Identifiable assets:
    Electronic communication equipment        $   525        $   343        $   296
    Energy conversion products group           11,720         11,872          9,803
                                              -------        -------        -------
       Total                                   12,245         12,215         10,099
    Other corporate assets                      2,966          1,271          1,282
                                              -------        -------        -------
       Consolidated                           $15,211        $13,486        $11,381
                                              =======        =======        =======
Depreciation expense:
    Electronic communication equipment        $    29        $    30        $    32
    Energy conversion products group               87             80             71
                                              -------        -------        -------
       Consolidated                           $   116        $   110        $   103
                                              =======        =======        =======
Capital expenditures:
    Energy conversion products group          $    75        $    90        $    64
                                              =======        =======        =======
       Consolidated                           $    75        $    90        $    64
                                              =======        =======        =======

                                       1

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

During 1999-1997, respectively contracts with United States Government agencies accounted for approximately $1,059,000, $863,000 and $930,000 of total sales in the electronic communication equipment and energy conversion products group segments.

     Description of the business:
     ----------------------------

Jetronic was incorporated in the Commonwealth of Pennsylvania on January 12, 1951.

Jetronic is engaged in the design, development, manufacture, distribution and sale of energy conversion equipment, specialized computer subsystem enclosures and electronic communication devices for commercial and government use through its "Electronics" and "Transchem" divisions, the Redco subsidiary and Redco's Power Systems Group division.

The Electronics Division designs and manufactures, to customer specification, digital data control terminals.

The Transchem Division (energy conversion products group) manufactures and markets paralleling and nonparalleling electrical switchgear and control systems, along with the metal enclosures in which the equipment is housed. Redco, Inc. supplies standardized control panels on a regular basis to major domestic engine manufacturers (principally Caterpillar, Inc.) and designs, builds and installs complex cogeneration control systems.

Power Systems Group, a division of Redco, Inc., designs and manufactures custom ruggedized enclosures for the aircraft and aerospace markets and sells ruggedized laptop computers into these same markets.

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition. The five largest commercial customers of the energy conversion products group accounted for 71% of that group's sales, one of which accounted for 59%. Prime contract sales to the U.S. Government accounted for 5% of Jetronic sales. At January 31, 1999, the total backlog of orders amounted to $5,988,000. At January 31, 1998, the total backlog was $5,658,000. Of the backlog at January 31, 1999, all is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in meeting its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 1999, 1998 and 1997, Jetronic expended $8,000, $49,000 and $33,000, respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are not expected to be significant. Environmental controls have not had a material effect on operations. At January 31, 1999, Jetronic employed 155 people.

ITEM 2 - PROPERTIES:
--------------------
The Company presently has the following leaseholds:

                                                                                Square           Lease
   Operating entity              Location                  Use                    feet           expires
   ----------------              --------                  ---                    ----           -------
Jetronic                     Philadelphia, PA        Manufacturing               3,000             6/03
                                                     and offices
Transchem Division           Corona, CA              Manufacturing              21,000             1/04
                                                     and offices
Redco                        Peoria, IL              Manufacturing              36,000            12/05
                                                     and offices
Redco                        Peoria, IL              Manufacturing              10,000             3/00
Power Systems
     Group Division          Irvine, CA              Offices                     4,000             4/99

Leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.

ITEM - 3 LEGAL PROCEEDINGS:
---------------------------

In February 1999 certain wholly owned subsidiaries of Woven Electronics Corporation (Woven) commenced an action against Jetronic's wholly owned subsidiary, Redco, Inc., for $327,246 and accrued interest alleged to be due under and pursuant to a promissory note dated March 30, 1997. By way of defense and counterclaim, Redco has asserted claims in the amount of $328,169 to which it is entitled under and pursuant to the terms of the agreement under which said promissory note was issued. Accordingly, it is Redco's position that there are no amounts due and payable to Woven. Redco intends to contest this matter vigorously and it is anticipated that a favorable outcome will result.

The Department of Defense is conducting an inquiry with which the Company is cooperating to ascertain whether one of the Company's divisions has violated Federal Statutes by failing to perform certain quality control tests and test procedures in connection with product delivered under government contracts. While certain irregularities have occurred, they are, in the opinion of management, of a nature that would have no material effect on the quality or reliability of such product. Management anticipates that resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON
-------------------------------------------
STOCK AND RELATED SECURITY HOLDER MATTERS:
------------------------------------------

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:

                                            1999                                1998
                                            ----                                ----
         Quarter                    High             Low               High             Low
         -------                    ----             ---               ----             ---
         First                    $2 15/16         $2 3/16           $1  1/2         $1
         Second                    2 13/16          1  1/4            1 7/16          1
         Third                     1  9/16           15/16            1 7/16             7/8
         Fourth                    1  7/16          1                 2  5/8          1

As of April 13, 1999, there were approximately 1,539 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See Notes 5 and 6 to Consolidated Financial Statements for a discussion of dividend restrictions.

ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------

                                                             For the year ended January 31,
                                                             ------------------------------
                                         1999           1998            1997            1996             1995
                                         ----           ----            ----            ----             ----
                                                           (in thousands, except per share data)
Revenues                              $ 22,488        $ 25,873        $ 23,671        $ 22,353         $ 18,824
Income (loss) from continuing
    operations                        $    718        $  1,273        $    585       ($  1,285)        $    115
Income (loss) from continuing
    operations per share-basic        $    .20        $    .35        $    .16       ($    .36)        $    .03
Total assets                          $ 15,211        $ 13,486        $ 11,381        $  9,407         $ 11,384
Long-term debt                        $  5,773        $  4,282        $  4,102        $  3,996         $  4,393

No cash dividends have been declared in the past five years.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
----------------------------------------------

         Results of operations:
         ----------------------

In the following commentary, "Operating Profit" is total revenue less operating expenses. In computing operating profit or loss, none of the following items have been added or deducted: general corporate expenses, corporate interest expense, corporate interest income and income taxes. The following should be read in conjunction with business segment and geographic information on page 1.

         1999 compared with 1998:
         ------------------------

The Company reported revenues of $22,488,000 and an operating profit of $348,000 for the year ended January 31, 1999 (1999) compared to revenues of $25,873,000 and an operating profit of $1,277,000 for the year ended January 31, 1998
(1998).

The electronic communication equipment operations reported revenues of $678,000 and an operating profit of $207,000 for 1999 compared to revenues of $719,000 and an operating profit of $271,000 for 1998. The Company is currently negotiating an add-on to its existing contract which, if successful, would expect to be shipped during the fiscal year ended January 31, 2000.

The energy conversion products group reported revenues of $21,810,000 and an operating profit of $3,108,000 for 1999 compared to revenues of $25,154,000 and an operating profit of $3,399,000 for 1998. Although revenues and profitability for the solid state power supply business and specialized computer subsystem enclosure businesses increased by approximately 19% year to year, a decline in revenues in switchgear business as a result of decreased orders from a major customer and a reduction in orders for custom switchgear negatively impacted the performance of the energy conversion products group.

Net corporate expenses, comprised of interest expense and general corporate items, were $2,967,000 in 1999 compared to $2,393,000 in 1998. The increase in corporate expenses is primarily attributable to the increase in interest and financing costs associated with the Company's refinancing in May 1998.

1998 compared with 1997:
------------------------

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

         Liquidity and capital resources:
         --------------------------------

During 1999 and 1998, the operations of the Company and its subsidiary were financed by lending institutions under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of January 31, 1999, such borrowings amounted to $1,781,000 with an additional availability based on the various formulae of $744,000. The Company's line of credit agreement with its current lender expires in May 2001.

At this time, there are no material commitments for capital expenditures although the Company is pursuing several acquisitions which, if successful, will require the outlay of additional cash. Cash requirements for the next fiscal year should increase by ten percent due to the anticipated increase in business activity. Based upon the availability of funds under its existing financing arrangement, the Company deems its liquidity to be adequate.

         Year 2000 issue:
         ----------------

The Company is proactive in relation to issues surrounding compliance with the date change from 1999 to 2000 and its effect on its computer systems and those of its business associates. The Company does not expect the costs of implementing a program to address this issue to have a material effect on its consolidated financial statements.

         Adoption of new accounting principles:
         --------------------------------------

The Company implemented Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999. These implementations did not have a material effect on the consolidated financial statements.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
---------------------------------------------------------------------

         Market Risk Sensitive Instruments:
         ----------------------------------

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates.

         Interest Rate Risk:
         -------------------

The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates. The change in fair value of the Company's long-term debt bearing variable rates resulting from a hypothetical 10% increase in interest rates is not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
-----------------------------------------------------

                                      INDEX


                                                              Page(s)
                                                              -------

Independent auditors' report                                    8

Financial statements:

    Consolidated balance sheets                                 9

    Consolidated statements of operations                      10

    Consolidated statements of changes in
      shareholders' equity                                     11

    Consolidated statements of cash flows                      12

    Notes to consolidated financial statements            13 - 19

Financial statement schedule:

    Valuation and qualifying accounts (Schedule II)            20

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and
   Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheets of Jetronic Industries, Inc. and Subsidiary as of January 31, 1999 and 1998 and the related consolidated statements of operations, changes in Shareholders' equity and cash flows for each of the three years in the period ended January 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item
8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetronic Industries, Inc. and Subsidiary as of January 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the three years in the period ended January 31, 1999.

ASHER & COMPANY, LTD.



Philadelphia, Pennsylvania
April 30, 1999

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              January 31,
                                                                                              -----------
                                                                                        1999               1998
                                                                                        ----               ----

                                                   ASSETS
Current assets:
   Cash                                                                             $   495,000        $   513,000
   Accounts receivable, net                                                           2,775,000          3,956,000
   Inventories                                                                        7,569,000          6,700,000
   Prepaid expenses and other current assets                                          1,951,000            932,000
                                                                                    -----------        -----------
         Total current assets                                                        12,790,000         12,101,000
Property, plant and equipment at cost, less
   accumulated depreciation                                                             377,000            418,000
Goodwill                                                                                280,000            291,000
Other assets                                                                          1,764,000            676,000
                                                                                    -----------        -----------
                                                                                    $15,211,000        $13,486,000
                                                                                    ===========        ===========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable, bank                                                              $ 1,781,000        $ 3,323,000
   Current portion of long-term debt                                                    976,000            335,000
   Accounts payable                                                                   1,482,000          2,328,000
   Other accrued liabilities                                                            825,000            883,000
   Deferred interest                                                                                     1,379,000
                                                                                    -----------        -----------
         Total current liabilities                                                    5,064,000          8,248,000
Deferred interest                                                                     1,405,000
Long-term debt                                                                        5,773,000          4,282,000
                                                                                    -----------        -----------
                                                                                     12,242,000         12,530,000
                                                                                    -----------        -----------
Commitments and contingencies
Redeemable preferred stock, $1.85 stated value - shares authorized, 577,400;
   issued and outstanding, none
Shareholders' equity:
   Series AA preferred stock, no par value - shares
      authorized, 440,000; issued and outstanding,
                                                                                        327,032             33,000
   Common stock, $.10 par value - shares authorized,
      10,000,000; issued and outstanding, 3,701,999
       in 1999 and 3,604,499 in 1998                                                    370,000            361,000
   Capital in excess of par value                                                    13,822,000         12,569,000
   Retained earnings (deficit)                                                      (11,256,000)       (11,974,000)
                                                                                    -----------        -----------
      Total shareholders' equity                                                      2,969,000            956,000
                                                                                    -----------        -----------
                                                                                    $15,211,000        $13,486,000
                                                                                    ===========        ===========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year ended January 31,
                                                                  ----------------------
                                                       1999               1998              1997
                                                       ----               ----              ----
Net sales                                         $22,488,000        $25,873,000        $23,671,000

Costs and expenses:
   Cost of goods sold                              17,866,000         20,861,000         19,747,000
   Selling, general and administrative
      expenses                                      3,004,000          2,712,000          2,371,000
   Interest and debt expense                        1,270,000          1,023,000            977,000
                                                  -----------        -----------        -----------
                                                   22,140,000         24,596,000         23,095,000
                                                  -----------        -----------        -----------
Income from operations before income taxes            348,000          1,277,000            576,000
Provision for (benefit from) income taxes        (    370,000)             4,000       (      9,000)
                                                  -----------        -----------        -----------
Net income                                        $   718,000        $ 1,273,000        $   585,000
                                                  ===========        ===========        ===========



                                                                     Year ended January 31,
                                                                     ----------------------
                                                          1999               1998               1997
                                                          ----               ----               ----
Net income per share:
   Basic                                                $   .20             $   .35           $   .16
                                                        =======             =======           =======
   Diluted                                              $   .16             $   .33           $   .16
                                                        =======             =======           =======



See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Capital in      Retained
                                 Preferred             Common Stock              excess of      earnings
                                   Stock           Shares          Amount        par value      (deficit)           Total
                                   -----           ------          ------        ---------      ---------           -----

Balance, January 31, 1996                         3,604,499        $361,000     $12,569,000    ($13,832,000)     ($  902,000)
Net income, year ended
   January 31, 1997                                                                                 585,000          585,000
                                                  ---------        --------     -----------    ------------      -----------
Balance, January 31, 1997                         3,604,499         361,000      12,569,000    ( 13,247,000)     (   317,000)
Net income, year ended
   January 31, 1998                                                                               1,273,000        1,273,000
                                                  ---------        --------     -----------    ------------      -----------
Balance, January 31, 1998                         3,604,499         361,000      12,569,000    ( 11,974,000)         956,000
Issuance of common stock                             97,500           9,000         104,000                          113,000
Issuance of warrants                                                              1,149,000                        1,149,000
Issuance of preferred stock      $33,000                                                                              33,000
Net income, year ended
   January 31, 1999                                                                                 718,000          718,000
                                 -------          ---------        --------     -----------     -----------      -----------
Balance, January 31, 1999        $33,000          3,701,999        $370,000     $13,822,000    ($11,256,000)      $2,969,000
                                 =======          =========        ========     ===========     ============     ===========



See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended January 31,
                                                        ----------------------
                                                  1999          1998          1997
                                                  ----          ----          ----

Cash flows from operating activities:
   Net income                                 $  718,000    $1,273,000    $  585,000
   Adjustments to reconcile net income
      to net cash from (used by)
      operating activities:
      Depreciation and amortization              116,000       110,000       103,000
      Change in goodwill                          11,000        10,000        10,000
      Changes in assets and liabilities:
         Accounts receivable                   1,181,000        50,000    (  741,000)
         Inventories                         (   869,000)   (1,444,000)   (1,016,000)
         Prepaid expenses and other          (   568,000)   (   79,000)   (  252,000)
         Other assets                        (   390,000)   (  140,000)   (  172,000)
         Accounts payable                    (   846,000)       23,000       711,000
         Other accrued liabilities           (    32,000)   (  122,000)       72,000
                                              ----------    ----------    ----------
         Total adjustments                   ( 1,397,000)   (1,592,000)   (1,285,000)
                                              ----------    ----------    ----------
             Net cash from (used by)
                operating activities         (   679,000)   (  319,000)   (  700,000)
                                              ----------    ----------    ----------
Cash flows from (used by) investing
   activities:
   Capital expenditures, net of disposals    (    75,000)   (   69,000)   (   60,000)
                                              ----------    ----------    ----------
             Net cash from (used by)
                investing activities         (    75,000)   (   69,000)   (   60,000)
                                              ----------    ----------    ----------
Cash flows from (used by) financing
   activities:
      Net borrowings from lenders            ( 1,542,000)      487,000       505,000
      Principal payments on long-term debt   (   798,000)   (   84,000)   (   81,000)
      Proceeds from long-term debt             2,930,000                     182,000
      Proceeds from stock issuance               146,000
                                              ----------    ----------    ----------
             Net cash from (used by)
                financing activities             736,000       403,000       606,000
                                              ----------    ----------    ----------
Net increase (decrease) in cash              (    18,000)       15,000   (   154,000)
Cash, beginning of year                          513,000       498,000       652,000
                                              ----------    ----------    ----------
Cash, end of year                             $  495,000    $  513,000    $  498,000
                                              ==========    ==========    ==========
Supplemental disclosures of cash flow
   information and non cash transactions:
   Issuance of warrants                       $1,149,000
                                              ==========
   Interest paid during the year              $  961,000    $  785,000    $  742,000
                                              ==========    ==========    ==========
   Income taxes paid during the year          $   35,000    $    8,000    $    1,000
                                              ==========    ==========    ==========



See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Business:
       ---------

The Company is engaged in the design, manufacture and marketing of energy conversion equipment, specialized computer subsystem enclosures and electrical communication devices.

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

       Concentration of credit risk:
       -----------------------------

The Company maintains cash accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes it is not exposed to any significant credit risks on its cash accounts. Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable because of a significant amount due from a single customer. This risk is mitigated due to the financial stability of the particular customer.

       Inventories:
       ------------

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Progress billings in advance of delivery reduce inventory.

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

       Goodwill:
       ---------

Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $126,000 in 1999 and $115,000 in 1998.

       Revenue recognition:
       --------------------

Sales of products under long-term contracts involving definable end items are recognized as shipments are made.

                            JETRONIC INDUSTRIES, INC.

       Research and development costs:
       -------------------------------

Research and development costs are charged to expense as incurred, except for certain costs associated with specific long-term programs for which the customer has contracted. Total expenses amounted to $8,000, $49,000 and $33,000 in 1999 - 1997, respectively.

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

       Per share data:
       ---------------

Basic per share data is based on the weighted average number of common shares outstanding during the year. When dilutive, the computation of per share data is based on the weighted average of common shares outstanding during the year plus the effect of the exercise of options and warrants outstanding as of the beginning of the period, using the treasury stock method. The weighted average number of common shares used to compute basic per share data was 3,648,000 for 1999 and 3,604,000 for 1998 and 1997, respectively. The weighted average number of common shares to compute diluted per share data was 4,415,000 in 1999, 3,799,000 in 1998 and 3,604,000 in 1997.

       Acquisition:
       ------------

In March 1997, the Company purchased the assets, subject to certain liabilities, of certain subsidiaries of Woven Electronics Corporation for $714,746, $200,000 which was paid in cash and the balance evidenced by a promissory note with final maturity in July 2000.

NOTE 2 - ACCOUNTS RECEIVABLE:

                                                  January 31,
                                                  -----------
                                        1999                    1998
                                        ----                    ----

Trade                                 $2,870,000              $4,022,000
Allowance for doubtful accounts      (    95,000)            (    66,000)
                                      ----------              ----------
                                      $2,775,000              $3,956,000
                                      ==========              ==========

NOTE 3 - INVENTORIES:

                                                  January 31,
                                                  -----------
                                        1999                    1998
                                        ----                    ----

Raw materials                         $4,309,000              $4,224,000
Work-in-process                        3,260,000               2,476,000
                                      ----------              ----------
                                      $7,569,000              $6,700,000
                                      ==========              ==========

Inventory values are stated net of valuation reserves of $132,000 and $72,000 at January 31, 1999 and 1998, respectively.

                            JETRONIC INDUSTRIES, INC.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                                             January 31,                        Estimated
                                                      1999               1998                useful lives
                                                      ----               ----                ------------
Land, buildings and improvements                   $   602,000        $   602,000              6-15 years
Machinery, equipment and tooling                     2,082,000          2,028,000              4-10 years
Furniture and fixtures                               1,248,000          1,227,000              4-10 years
                                                   -----------        -----------
                                                     3,932,000          3,857,000
Accumulated depreciation                          (  3,555,000)      (  3,439,000)
                                                   -----------        -----------
                                                   $   377,000        $   418,000
                                                   ===========        ===========

Depreciation and amortization expense amounted to $116,000, $110,000 and $103,000 in 1999, 1998 and 1997, respectively.

NOTE 5 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $6,500,000 to the Company and its subsidiary at interest rates 2.0% above prime. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 1999, $1,781,000 of demand loans were outstanding under these credit arrangements. Total unused lines of credit available at January 31, 1999 approximated $744,000. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 9.1% in 1999 and 11.4% in 1998.

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

Long-term debt consists of:

                                                                                    January 31,
                                                                                    -----------
                                                                           1999                    1998
                                                                           ----                    ----
10% Debentures due January 2003                                         $2,400,000             $2,400,000
10% Debentures due January 2003 (formerly 14 1/2%)                       1,456,000              1,456,000
Term loan at 2.00% above prime payable in monthly
   installments of $5,100 through May 2001, with a
   final payment of $251,000 in June 2001                                  389,000
Term loan at 3.25% above prime payable in monthly
   installments of $42,000 through May 2001, with a
   final payment of $1,042,000 in June 2001                              2,167,000
Term loans at 2.25% above prime payable in monthly
   installments of $5,700 through July 2001                                                       219,000
Philadelphia Industrial Development Corporation (PIDC)
   term loan at 4.5% payable in monthly installments
   of $1,500 through September 1999                                         10,000                 27,000
8% Promissory note due July 2000, payable starting April
   1998 with quarterly installments of $62,500 for the first
   year and $50,000 thereafter                                             327,000                515,000
                                                                        ----------             ----------
                                                                         6,749,000              4,617,000
Less amount due within one year                                        (   976,000)           (   335,000)
                                                                        ----------             ----------
                                                                        $5,773,000             $4,282,000
                                                                        ==========             ==========

                            JETRONIC INDUSTRIES, INC.

The Debentures are subordinated to the prior payment of all senior indebtedness. In May 1998, the Bondholders agreed to extend the maturity of both issues to January 2003.

The term loans are secured by various machinery and equipment. The Philadelphia Industrial Development Company (PIDC) loan is secured by a first lien against the Company's computer system at its Headquarters location.

Principal repayment obligations on all long-term debt amount to $976,000 in 2000, $867,000 in 2001, $1,800,000 in 2002 and $3,106,000 in 2003.

NOTE 6 - COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY:

In conjunction with the extension of the due date of the Subordinated Debentures until 2003, the Bondholders were issued warrants to purchase 440,000 shares of non-voting Series AA Preferred Stock with an exercise price of $.10 per share, expiring in May 2003. The Series AA Preferred Stock is not entitled to any cash dividends but is entitled to liquidation preference at $.10 per share prior to any distributions to common shareholders. Additionally, no cash dividends can be declared for common shareholders as long as the Series AA Preferred Stock is outstanding. 327,032 warrants were exercised during 1999. The Series AA Preferred Shares are convertible into common stock at the option of the holder thereof on a share for share basis. The terms of the Preferred Stock requires the Company to establish a six member Board of Directors of which three members will be elected by the Preferred Shareholders.

The Company may grant up to 565,774 options on shares of common stock under the 1990 Incentive Stock Option Plan. Options are exercisable immediately upon grant and expire five years after the date of grant. The option price must be at least equal to the fair market value of the common stock at the time of grant. During 1998, 455,000 options were granted at an exercise price of $1.063, of which 447,000 were exercisable. None of these options have been exercised.

In conjunction with his employment agreement, the President of the Company was granted 360,000 options to acquire common stock at a price of $.375 exercisable at the rate of 72,000 options per year, expiring in 2001. No options have been exercised.

In conjunction with various financing arrangements and acquisitions, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 125,000 shares at $1.00 per share. During 1998, 111,435 warrants at $1.00 per share expired. During 1999, 60,000 of the $1.00 warrants were exercised. In satisfaction of claims against the Company's discontinued Ray Jefferson Division, the Company issued 37,500 shares of common stock during 1999.

Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (APB) Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price at date of grant. If the Company had recognized compensation cost for the "fair value" of option and warrant grants under the provisions of SFAS No. 123, the pro forma financial results for the years ended January 31, 1999 and 1998, respectively, would have differed from the actual results as follows:

                                               1999                   1998
                                               ----                   ----
Net income:
   As reported                              $   718,000             $1,273,000
   Pro forma                                $   693,000             $  697,000

                            JETRONIC INDUSTRIES, INC.

Basic income per share:
   As reported                              $.20                   $.35
   Pro forma                                $.19                   $.19

Diluted income per share:
   As reported                              $.16                   $.33
   Pro forma                                $.16                   $.18

The per share weighted average fair value of the stock options and warrants granted during the year was $2.35. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions: risk free interest rate of approximately 6%; expected volatility factor of 135% and expected lives of five to seven years and no expected dividends rate.

Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period. Substantially all of the Company's options and warrants were vested immediately when granted. The pro forma results only include the effect of options and warrants granted in 1999 and 1998 as none were issued in 1997 or 1996; options and warrants granted prior to 1996 were not considered.

NOTE 7 - INCOME TAXES:

The provision for (benefit from) taxes on income include:

                                       Year ended January 31,
                                       ----------------------
                            1999               1998               1997
                            ----               ----               ----
Current:
   Federal               $   17,000        $      4,000
   State                                                     ($      9,000)
Deferred:
   Federal              (   387,000)
                        -----------        ------------       ------------
                        ($  370,000)       $      4,000      ($      9,000)
                        ===========        ============       ============

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax assets as of January 31, 1999 and 1998 were as follows:

                                                1999               1998
                                                ----               ----
Deferred tax liability:
   Depreciation                             $     14,000       $     10,000
   Prepaid expenses                                3,000
                                             -----------        -----------
                                                  17,000             10,000
                                             -----------        -----------
Deferred tax assets:
   Accounts receivable                            32,000             22,000
   Inventories                                    71,000             40,000
   Prepaid expenses                                                  13,000
   Liquidation valuations                                           115,000
   Net operating loss carryforwards            2,387,000          2,496,000
   Investment tax credit carryforwards            82,000             82,000
                                             -----------        -----------
      Deferred tax assets                      2,572,000          2,768,000
   Less valuation allowance                 (  1,996,000)      (  2,586,000)
                                             -----------        -----------
      Net deferred tax assets                    576,000            182,000
                                             -----------        -----------
         Net deferred tax asset              $   559,000        $   172,000
                                             ===========        ===========

                            JETRONIC INDUSTRIES, INC.

In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss and investment tax credit carryforwards because full realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed. The valuation allowance decreased by $590,000 in 1999. $387,000 represents a partial recognition of net operating loss carryforwards in anticipation of profitable operations in the ensuing fiscal year and $203,000 is the result of the utilization of net operating loss carryforwards against current federal income taxes. The $468,000 decrease in 1998 was a result of the utilization of net operating loss carryforwards against current federal income taxes.

Differences between the statutory federal income tax rate and the effective tax rate for 1999 - 1997 are accounted for as follows:

                                                            1999               1998              1997
                                                            ----               ----              ----
Federal income tax rate                                     34.0%              34.0%             34.0%
Tax effect of non-deductible expenses                        4.0                1.0               2.1
NOL utilization under SFAS No. 109                        (137.5)            ( 34.7)           ( 36.1)
Other                                                     (  7.2)                              (  1.5)
                                                          ------             ------            ------
Effective income tax rate                                 (106.7%)              0.3%           (  1.5%)
                                                          ======             ======            ======

For federal income tax purposes, at January 31, 1999 the Company has net operating loss carryforwards of $7,022,000 which will expire from 2007 to 2011. The Company also has investment tax credit carryforwards of $82,000 at January 31, 1999 which will expire in 2000.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) plan for eligible employees to which contributions of $10,000, $9,000 and $8,000 were made in 1999 - 1997, respectively. The Company's subsidiary maintains a qualified defined contribution plan for its employees under a collective bargaining agreement. The Company's obligation is based on a rate per hour worked. Contributions to such plan were $254,000, $165,000 and $155,000 in 1999 - 1997, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

In February 1999 certain wholly owned subsidiaries of Woven Electronics Corporation (Woven) commenced an action against Jetronic's wholly owned subsidiary Redco, Inc. for $327,246 and accrued interest alleged to be due under and pursuant to a promissory note dated March 30, 1997. By way of defense and counterclaim, Redco has asserted claims in the amount of $328,169 to which it is entitled under and pursuant to the terms of the agreement under which said promissory note was issued. Accordingly, it is Redco's position that there are no amounts due and payable to Woven. Redco intends to contest this matter vigorously and it is anticipated that a favorable outcome will result.

The Department of Defense is conducting an inquiry with which the Company is cooperating to ascertain whether one of the Company's divisions has violated Federal Statutes by failing to perform certain quality control tests and test procedures in connection with product delivered under government contracts. While certain irregularities have occurred, they are, in the opinion of management, of a nature that would have no material effect on the quality or reliability of such product. Management anticipates that resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

                            JETRONIC INDUSTRIES, INC.

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 1999, total rental commitments under these leases, which expire periodically through 2006, aggregated $1,416,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the company. Total rental commitments approximate $292,000, $261,000, $265,000, $243,000 and $233,000 for the years 2000 through 2004, respectively, and $122,000 thereafter. Total rental expense under all operating leases was $394,000, $345,000 and $344,000 for 1999 - 1997, respectively.

In conjunction with the acquisition of certain subsidiary assets from Woven Electronics Corporation, the Company is committed to paying a royalty of 37.5% for the five year period ended January 31, 2003 predicated upon pre-tax income, subject to certain adjustments, of the business of the acquired subsidiaries.

The Company has entered into employment agreements requiring minimum annual payments of $232,000 until 2001. At January 31, 1999, the Company had a total of 155 employees, of which approximately 36% are represented by a union whose existing labor agreement expires in May 2000.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of all assets and liabilities (other than long-term debt) considered financial instruments approximate fair value because of the short term maturity of these items.

The carrying amount of long-term debt approximates fair value because of the short term maturity of a portion of the liability and because the interest rates approximate market interest rates.

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 1999, 1998 and 1997 included on pages 1 and 2 of this Annual Report on Form 10-K is an integral part of these financial statements. In 1999, 1998 and 1997, respectively, Caterpillar, Inc. accounted for 59%, 56% and 55% of consolidated revenues.

                            JETRONIC INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II


                                                               Additions         Deductions
                                                               ---------         ----------
                                              Balance          Charged to                        Balance
                                             beginning         costs and          Account         end of
         Description                           year             expenses         write-offs        year
         -----------                           ----             --------         ----------        ----
Year ended January 31, 1999:

   Allowance for doubtful accounts          $  66,000          $  30,000         $   1,000      $  95,000
                                            =========          =========         =========      =========

   Inventory valuation                      $  72,000          $  52,000        ($    8,000)    $ 132,000
                                            =========          =========         ==========     =========

   Reorganization                           $ 126,000                            $  126,000
                                            =========                            ==========


Year ended January 31, 1998:

   Allowance for doubtful accounts          $  24,000          $  42,000                        $  66,000
                                            =========          =========                        =========

   Inventory valuation                      $  62,000          $  10,000                        $  72,000
                                            =========          =========                        =========

   Reorganization                           $ 139,000                            $  13,000      $ 126,000
                                            =========                            =========      =========


Year ended January 31, 1997:

   Allowance for doubtful accounts          $    6,000         $  30,000         $  12,000      $  24,000
                                            ==========         =========         =========      =========

   Inventory valuation                      $  37,000          $  25,000                        $  62,000
                                            =========          =========                        =========

   Reorganization                           $ 232,000                            $  93,000      $ 139,000
                                            =========                            =========      =========

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
--------------------------------------------------------------

None.


                                     PART II

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
-------------------------------------------------------------

Reference is made to the Definitive Proxy Statement to Shareholders which the Company intends to file not later than 30 days after the filing of its annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION;
---------------------------------

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

                (21)       Subsidiaries of Registrant

                           Principal       Location of
                           subsidiaries    incorporation    Business names
                           ------------    -------------    --------------

                           Redco, Inc.     Illinois         Republic Electric &
                                                            Development Company

       (b) Reports on Form 8-K:

           1. There were no reports on Form 8-K filed during the quarter ended January 31, 1999.

Any person may request a copy of any Exhibit filed with this report upon payment of a fee of $.25 per page of the requested Exhibit, plus postage. Requests should be directed to Leonard W. Pietrzak, Vice President - Finance, Jetronic Industries, Inc., 4200 Mitchell Street, Philadelphia, Pennsylvania 19128.

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               JETRONIC INDUSTRIES, INC.
                                                        Registrant


Date:    April 30, 1999                        By: /s/  Peter J. Kursman
                                                   ----------------------------
                                                        President


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

       Signature                                        Capacity                            Date
       ---------                                        --------                            ----

/s/   Peter J. Kursman
------------------------------------
Peter J. Kursman                                 Principal Executive Officer            April 30, 1999
President                                        and Director

/s/  Daniel R. Kursman
------------------------------------
Daniel R. Kursman                                Director                               April 30, 1999
Chairman of the Board and Treasurer


/s/  Leonard W. Pietrzak
------------------------------------
Leonard W. Pietrzak                              Principal Financial and                April 30, 1999
Vice President - Finance                         Accounting Officer and Director



/s/  William L. Weiss
------------------------------------
William L. Weiss                                 Director                               April 30, 1999
General Counsel and Secretary
