Form 10-Q
period 1999-04-30
JETRONIC INDUSTRIES INC
filed 1999-06-14
CIK 53500

                        SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended April 30, 1999
Commission File Number 1-4124


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


                  4200 Mitchell Street, Philadelphia, PA 19128
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  (215) 482-7660
                                                    --------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes  X    No
                          ---      ---


At April 30, 1999, 3,701,999 shares of common stock were outstanding.

                                     PART I

ITEM 1
------

CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND ITS SUBSIDIARIES

The following Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim periods have been included. Results of operations for interim periods are not necessarily indicative of a full year's operations. The aforementioned statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended January 31, 1999.

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

The Company reported revenues of $5,035,000 and an operating profit of $711,000 for the three months ended April 30, 1999 (2000) compared to revenues of $6,144,000 and an operating profit of $831,000 for the three months ended April 30, 1998 (1999). The decrease in revenues from year to year was attributable to a softness in the solid state power supply business and a decline in revenues in the switchgear business as a result of decreased orders from a major customer and a reduction in orders for custom switchgear. Although the specialized computer subsystem enclosure business increased by 20%, it was not sufficient to offset the aforementioned revenue decreases and, therefore, operating profits were negatively impacted. The Company recently received additional orders against an existing U.S. Government contract which is expected to ship in the third and fourth quarters of this fiscal year.

Net corporate expenses, comprised of interest expense and general corporate items, were $704,000 for the three months ended April 30, 1999 compared to $571,000 for the three months ended April 30, 1998. The increase in corporate expenses is primarily attributable to the increase in interest and financing costs associated with the Company's refinancing in May 1998.

Liquidity and Capital Resources:
--------------------------------

During FY 2000 and FY 1999 the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of April 30, 1999, such borrowings amounted to $2,275,000 with an additional availability based on the various formulae of $743,000. The Company's line of credit agreement with its current lender expires in May 2001.

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

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)

                                                                            April 30, 1999        January 31, 1999
                                                                            --------------        ----------------
                                           ASSETS

Current assets:
             Cash                                                               $    309              $    495
             Accounts receivable                                                   3,125                 2,775
             Inventories                                                           7,919                 7,569
             Prepaid and other assets                                              1,914                 1,951
                                                                                --------              --------
                  Total current assets                                            13,267                12,790
         Property, plant and equipment, net                                          371                   377
         Goodwill                                                                    278                   280
         Other assets                                                              1,651                 1,764
                                                                                --------              --------
                  Total assets                                                  $ 15,567              $ 15,211
                                                                                ========              ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
             Notes payable to lenders                                           $  2,275              $  1,781
             Current portion of long-term debt                                     1,030                   976
             Accounts payable                                                      1,455                 1,482
             Other accrued liabilities                                               828                   825
                                                                                --------              --------
                  Total current liabilities                                        5,588                 5,064
         Deferred interest                                                         1,405                 1,405
         Long-term debt                                                            5,598                 5,773
                                                                                --------              --------
                  Total liabilities                                               12,591                12,242
                                                                                --------              --------
         Shareholders' equity:
             Preferred stock                                                          33                    33
             Common stock                                                            370                   370
             Capital in excess of par value                                       13,822                13,822
             Retained earnings (deficit)                                         (11,249)              (11,256)
                                                                                --------              --------
                  Total shareholders' equity                                       2,976                 2,969
                                                                                --------              --------
                                                                                $ 15,567              $ 15,211
                                                                                ========              ========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)

                                                     Three Months Ended April 30,
                                                        1999              1998
                                                        ----              ----
  Net sales                                           $5,035             $6,144

  Cost and expenses:
      Cost of goods sold                               4,051              4,967
      Selling and administrative expenses                583                663
      Interest and debt expenses                         394                254
                                                      ------             ------
      Total costs and expenses                         5,028              5,884
                                                      ------             ------
  Income before income taxes                               7                260
  Income tax provision                                                        9
                                                      ------             ------
  Net income                                          $    7             $  251
                                                      ======             ======
      Basic                                           $  .00             $  .07
                                                      ======             ======
      Diluted                                         $  .00             $  .06
                                                      ======             ======




Notes:

A) Weighted average number of shares for the three months ended April 30, 1999 and 1998 was 3,702,000 and 3,604,000, respectively for basic and 4,293,000 and 4,000,000, respectively for diluted.





See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (000's Omitted)

                                                                                       Capital in     Retained
                                             Preferred           Common Stock           excess of     earnings
                                               Stock        Shares         Amount       par value    (deficit)         Total
                                               -----        ------         ------       ---------    ---------         -----
         Balance, January 31, 1998                         3,604,499    $      361    $   12,569   ($  11,974)     $       956
         Issuance of common stock                             97,500             9           104                           113
         Issuance of warrants                                                              1,149                         1,149
         Issuance of preferred stock        $       33                                                                      33
         Net income, year ended
            January 31, 1999                                                                               718             718
                                            ----------    ----------    ----------    ----------     ----------     ----------
         Balance, January 31, 1999                  33     3,701,999           370        13,822    (   11,256)          2,969

         Net income three months
            ended April 30, 1999                                                                             7               7
                                            ----------    ----------    ----------    ----------     ----------     ----------

         Balance, April 30, 1999            $       33     3,701,999    $      370    $   13,822    ($  11,249)     $    2,976
                                            ==========    ==========    ==========    ==========     ==========     ==========




See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)

                                                            Three Months Ended April 30,
                                                            ----------------------------
                                                               1999             1998
                                                               ----             ----
Cash flows from operating activities:
             Net income                                        $  7             $251
             Adjustments to reconcile net income
                to net cash provided (used) by
                operating activities:
                Depreciation and amortization                    30               28
                Reduction of goodwill                             2                3
                Changes in assets and liabilities:
                   Accounts receivable                        ( 350)           ( 151)
                   Inventories                                ( 350)           (  55)
                   Prepaid and other assets                      37            (  51)
                   Other assets                                 113            (  80)
                   Accounts payable                           (  27)           ( 659)
                   Other liabilities                              3               92
                                                               ----             ----
                   Total adjustments                          ( 542)           ( 873)
                                                               ----             ----
                       Net cash provided (used) by
                          operating activities                ( 535)           ( 622)
                                                               ----             ----
         Cash flows from investing activities:
             Capital expenditures                             (  24)           (  14)
                                                               ----             ----
         Cash flows from financing activities:
             Net borrowings from lenders                        494              516
             Principal payments on long-term debt             ( 121)           (  84)
             Proceeds from exercise of warrants                                   60
                                                               ----             ----
                       Net cash provided (used) by
                          financing activities                  373              492
                                                               ----             ----
         Net increase (decrease) in cash                      ( 186)           ( 144)
         Cash beginning of period                               495              513
                                                               ----             ----
         Cash end of period                                    $309             $369
                                                               ====             ====
         Supplemental disclosures of cash flow
             information:
             Interest paid during the period                   $240             $184
                                                               ====             ====
             Income taxes paid during the period               $ -0-            $ -0-
                                                               ====             ====

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's Omitted)


Note 1 - INVENTORIES

    Inventories, which are stated at the lower of cost or market, are summarized as follows:

                                     April 30, 1999        January 31, 1999
                                     --------------        ----------------

    Raw materials                        $ 4,347                $ 4,309
    Work in process                        3,572                  3,260
                                         --------               -------
    Total                                $ 7,919                $ 7,569
                                         =======                =======



Note 2 - STATEMENT OF OPERATIONS

    Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,618, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,059 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

    Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:

                                               Three Months Ended April 30,
                                               ----------------------------
                                                1999                 1998
                                                ----                 ----
    Federal income tax rate                       34.0%                34.0%
    Tax effect of non-deductible expenses         73.8                  1.2
    NOL utilization under SFAS No. 109         ( 103.5)             (  31.8)
    Other                                      (   4.3)
                                               -------              -------
    Effective income tax rate                      0.0%                 3.4%
                                               =======              =======

                                     PART II


Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended April 30, 1999.







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









June 14, 1999