Form 10-Q
period 1999-07-31
JETRONIC INDUSTRIES INC
filed 1999-09-14
CIK 53500

                        SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended July 31, 1999
Commission File Number 1-4124


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


                  4200 Mitchell Street, Philadelphia, PA 19128
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  (215) 482-7660
                                                   ---------------



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. Yes  X  No    .
                         -----  ----


At July 31, 1999, 3,701,999 shares of common stock were outstanding.

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

The Company reported revenues of $10,759,000 and an operating profit of $1,516,000 for the six months ended July 31, 1999 (2000) compared to revenues of $12,536,000 and an operating profit of $1,768,000 for the six months ended July 31, 1998 (1999). Revenues and operating profit for the quarter ended July 31, 1999 were $5,724,000 and $805,000, respectively, compared to revenues and operating profit for the quarter ended July 31, 1998 of $6,392,000 and $937,000, respectively. Revenues decreased at both the switchgear and solid state power supply business on a year to year and quarter to quarter basis. The profitability decrease on the year to year and quarter to quarter comparison is primarily associated with decreased orders in the solid state power supply business resulting from a softness in this sector.

The Company received additional orders against the final option quantities under an existing U.S. Government contract which is expected to be completed by the end of the third quarter of this fiscal year. Although no further option quantities are available under the existing contract, the Company anticipates that a new contract will be negotiated for subsequent years for the same type of product and under similar terms.

Selling, general and administrative expenses were reduced as a result of the reduction in revenues and the attendant reduction in associated expenses. However, interest and debt expense increased as a result of the amortization of capitalized fees associated with the Company's refinancing in May 1999 and the restructuring of Bondholder debt coincident with the refinancing. Additionally, increased borrowings from lenders increased interest expense.

Liquidity and Capital Resources:
--------------------------------

During FY 2000 and FY 1999 the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of July 31, 1999, such borrowings amounted to $2,737,000 with a limitation of borrowing based upon the various formulae of $3,133,000. The Company's line of credit agreement with its current lender expires in May 2001.

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

Year 2000 issue:

The Company is proactive in relation to issues surrounding compliance with the date change from 1999 to 2000 and its effect on its computer systems and those of its associated businesses. The Company is currently in the process of reviewing its computer systems for compliance and expects this process to be completed by the end of the third quarter FY 2000. Relationships with interdependent computer systems are currently being addressed and compliance is expected by the end of the third quarter FY 2000. The Company does not expect that the costs of implementing compliance with Year 2000 Issues to have a material effect on its consolidated financial statements. In the event that its interdependent computer relationships are not Year 2000 compliant, the Company has alternative plans to alleviate such situation based on the close proximity of facilities.

                           JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)

                                                                   July 31, 1999      January 31, 1999
                                                                   -------------      ----------------
                                     ASSETS

Current assets:
    Cash                                                              $    156             $    495
    Accounts receivable                                                  3,541                2,775
    Inventories                                                          8,920                7,569
    Prepaid and other assets                                             2,046                1,951
                                                                      --------             --------
         Total current assets                                           14,663               12,790
Property, plant and equipment, net                                         353                  377
Goodwill                                                                   275                  280
Other assets                                                             1,599                1,764
                                                                      --------             --------
         Total assets                                                 $ 16,890             $ 15,211
                                                                      ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to lender                                           $  2,737             $  1,781
    Current portion of long-term debt                                    1,025                  976
    Accounts payable                                                     2,412                1,482
    Other accrued liabilities                                              839                  825
                                                                      --------             --------
         Total current liabilities                                       7,013                5,064
Deferred interest                                                        1,405                1,405
Long-term debt                                                           5,493                5,773
                                                                      --------             --------
         Total liabilities                                              13,911               12,242
                                                                      --------             --------
Shareholders' equity:
    Preferred stock                                                         33                   33
    Common stock                                                           370                  370
    Capital in excess of par value                                      13,822               13,822
    Retained earnings (deficit)                                        (11,246)             (11,256)
                                                                      --------             --------
         Total shareholders' equity                                      2,979                2,969
                                                                      --------             --------
                                                                      $ 16,890             $ 15,211
                                                                      ========             ========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)


                                                    Six Months Ended July 31,
                                                   --------------------------
                                                    1999               1998
                                                    ----               ----

Net sales                                          $10,759            $12,536

Cost and expenses:
    Cost of goods sold                               8,678             10,081
    Selling and administrative expenses              1,257              1,381
    Interest and debt expenses                         814                593
                                                   -------            -------
    Total costs and expenses                        10,749             12,055
                                                   -------            -------
Income before income taxes                              10                481
Income tax provision                                                       24
                                                   -------            -------
Net income                                         $    10            $   457
                                                   =======            =======
Net income per share (A):
    Basic                                          $   .00            $   .13
                                                   =======            =======
    Diluted                                        $   .00            $   .11
                                                   =======            =======









Notes:

A) Weighted average number of shares for the six months ended July 31, 1999 and 1998 was 3,702,000 and 3,634,000, respectively for basic and 4,227,000 and 4,036,000, respectively for diluted.





See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)

                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                    1999              1998
                                                    ----              ----
Net sales                                          $5,724            $6,392

Cost and expenses:
    Cost of goods sold                              4,627             5,114
    Selling and administrative expenses               674               718
    Interest and debt expenses                        420               339
                                                   ------            ------
    Total costs and expenses                        5,721             6,171
                                                   ------            ------
Income before income taxes                              3               221
Income tax provision                                                     15
                                                   ------            ------
Net income                                         $    3            $  206
                                                   ======            ======
Net income per share (A):
    Basic                                          $  .00            $  .06
                                                   ======            ======
    Diluted                                        $  .00            $  .05
                                                   ======            ======









Notes:

A) Weighted average number of shares for the three months ended July 31, 1999 and 1998 was 3,702,000 and 3,634,000, respectively for basic and 4,227,000 and 4,036,000, respectively for diluted.





See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (000's Omitted)

                                                                                  Capital in         Retained
                                  Preferred             Common Stock              excess of          earnings
                                    Stock           Shares        Amount          par value          (deficit)         Total
                                  ---------         ------        ------          -----------        ---------         -----
Balance, January 31, 1998                          3,604,499        $361            $12,569           ($11,974)       $   956
Issuance of common stock                              97,500           9                104                               113
Issuance of warrants                                                                  1,149                             1,149
Issuance of preferred stock         $  33                                                                                  33
Net income, year ended
   January 31, 1999                                                                                        718            718
                                    -----          ---------        ----            -------           --------        -------
Balance, January 31, 1999              33          3,701,999         370             13,822            (11,256)         2,969

Net income six months
   ended July 31, 1999                                                                                      10             10
                                    -----          ---------        ----            -------           --------        -------

Balance, July 31, 1999              $  33          3,701,999        $370            $13,822           ($11,246)       $ 2,979
                                    =====          =========        ====            =======           ========        =======




See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)


                                                     Six Months Ended July 31,
                                                    ---------------------------
                                                     1999                 1998
                                                     ----                 ----
Cash flows from operating activities:
    Net income                                      $    10             $   457
    Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
       Depreciation and amortization                     58                  56
       Reduction of goodwill                              5                   6
       Changes in assets and liabilities:
          Accounts receivable                          (766)               (476)
          Inventories                                (1,351)               (191)
          Prepaid and other assets                      (95)                (44)
          Other assets                                  165                (726)
          Accounts payable                              930                (493)
          Other liabilities                              14                 (98)
                                                    -------             -------
          Total adjustments                          (1,040)             (1,878)
                                                    -------             -------
              Net cash provided (used) by
                 operating activities                (1,030)             (1,421)
                                                    -------             -------
Cash flows from investing activities:
    Capital expenditures                                (34)                (21)
                                                    -------             -------
Cash flows from financing activities:
    Proceeds from long-term debt                                          2,930
    Net borrowings from lenders                         956                (905)
    Principal payments on long-term debt               (231)               (323)
    Proceeds from exercise of warrants                                       60
                                                    -------             -------
              Net cash provided (used) by
                 financing activities                   725               1,762
                                                    -------             -------
Net increase (decrease) in cash                        (339)                320
Cash beginning of period                                495                 391
                                                    -------             -------
Cash end of period                                  $   156             $   711
                                                    =======             =======
Supplemental disclosures of cash flow
    information:
    Interest paid during the period                 $   389             $   432
                                                    =======             =======
    Income taxes paid during the period             $   -0-             $    25
                                                    =======             =======

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's Omitted)




Note 1 - INVENTORIES

    Inventories, which are stated at the lower of cost or market, are summarized as follows:

                                         July 31, 1999         January 31, 1999
                                         -------------         ----------------
    Raw materials                            $ 4,301                $ 4,309
    Work in process                            4,619                  3,260
                                             -------                -------
    Total                                    $ 8,920                $ 7,569
                                             =======                =======

Note 2 - STATEMENT OF OPERATIONS

    Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,614, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $2,055 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

    Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows:
                                                     Six Months Ended July 31,
                                                     -------------------------
                                                      1999             1998
                                                      ----             ----

    Federal income tax rate                             34.0%          34.0%
    Tax effect of non-deductible expenses               69.8            1.4
    NOL utilization under SFAS No. 109                (169.8)         (40.2)
    Difference in tax basis of assets                   66.0            9.7
    Other                                                                .2
                                                      ------          -----
    Effective income tax rate                            0.0%           5.1%
                                                      ======          =====

                                     PART II


Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended July 31, 1999.













                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JETRONIC INDUSTRIES, INC.
                                   Registrant



                            -----------------------------
                            Leonard W. Pietrzak
                            Vice President - Finance









September 14, 1999