Form 10-Q
period 1999-10-31
JETRONIC INDUSTRIES INC
filed 1999-12-15
CIK 53500

                        SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended October 31, 1999
Commission File Number 1-4124


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

At October 31, 1999, 3,701,999 shares of common stock were outstanding.

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

The Company reported revenues of $17,852,000 and an operating profit of $2,634,000 for the nine months ended October 31, 1999 (2000) compared to revenues of $18,085,000 and an operating profit of $2,979,000 for the nine months ended October 31, 1998 (1999). Revenues and operating profit for the quarter ended October 31, 1999 were $7,093,000 and $1,118,000, respectively, compared to revenues and operating profit for the quarter ended October 31, 1998 of $5,549,000 and $1,211,000, respectively. While revenues and profitability increased for the switchgear business on a year to year and quarter to quarter basis, revenues and profitability for the solid state and computer subsystem businesses were negatively impacted by softness in these sectors. Although there continues to be softness in these markets in the fourth quarter, the outlook for the new fiscal year appears to show a return to prior levels of business activity which should enable these operations to return to their former levels of revenue and profitability.

The Company received additional orders against the final option quantities under an existing U.S. Government contract which was completed by the end of the third quarter of this fiscal year. Although no further option quantities are available under the existing contract, the Company anticipates that a new contract will be negotiated for subsequent years for the same type of product and under similar terms.

Interest and debt expense increased as a result of the amortization of capitalized fees associated with the Company's refinancing in May 1999 and the restructuring of Bondholder debt coincident with the refinancing. Additionally, increased borrowings from lenders increased interest expense.

Liquidity and Capital Resources:

During FY 2000 and FY 1999 the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. As of October 31, 1999, such borrowings amounted to $3,681,000 with a limitation of borrowing based upon the various formulae of $4,189,000. The Company's line of credit agreement with its current lender expires in May 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued):



The Company has not made certain payments of interest to the holders of its subordinated debentures which constitutes a technical event of default giving such holders the right, upon notice, demand and failure to cure, to accelerate the payment of principal and accrued interest due to such holders and which, among other things, is a technical event of default under the terms of the Company's agreements with its senior lender. The Company expects that these matters will be resolved in discussions with such lenders.

At this time, there are no material commitments for capital expenditures. Cash requirements for the current fiscal year should increase by ten percent due to the anticipated increase in business activity. Based upon the availability of funds under its existing financing arrangements, the Company deems its liquidity to be adequate.

Year 2000 issue:

The Company is proactive in relation to issues surrounding compliance with the date change from 1999 to 2000 and its effect on its computer systems and those of its associated businesses. The Company has completed the process of reviewing its computer systems for compliance for year 2000 issues. Relationships with interdependent computer systems are currently being addressed and compliance is expected by the end of the fourth quarter FY 2000. The Company does not expect that the costs of implementing compliance with Year 2000 issues to have a material effect on its consolidated financial statements. In the event that its interdependent computer relationships are not Year 2000 compliant, the Company has alternative plans to alleviate such situations based on the close proximity of facilities.

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (000's Omitted)

                                                               October 31, 1999       January 31, 1999
                                                               ----------------       ----------------
                                     ASSETS

Current assets:
    Cash                                                           $       56             $      495
    Accounts receivable                                                 4,570                  2,775
    Inventories                                                         9,859                  7,569
    Prepaid and other assets                                            1,980                  1,951
                                                                   ----------             ----------
         Total current assets                                          16,465                 12,790
Property, plant and equipment, net                                        411                    377
Goodwill                                                                  273                    280
Other assets                                                            1,456                  1,764
                                                                   ----------             ----------
         Total assets                                              $   18,605             $   15,211
                                                                   ==========             ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to lender                                         $   3,681              $   1,781
    Current portion of long-term debt                                   1,024                    976
    Accounts payable                                                    2,968                  1,482
    Other accrued liabilities                                             963                    825
                                                                   ----------             ----------
         Total current liabilities                                      8,636                  5,064
Deferred interest                                                       1,405                  1,405
Long-term debt                                                          5,387                  5,773
                                                                   ----------             ----------
         Total liabilities                                             15,428                 12,242
                                                                   ----------             ----------
Shareholders' equity:
    Preferred stock                                                        33                     33
    Common stock                                                          370                    370
    Capital in excess of par value                                     13,822                 13,822
    Retained earnings (deficit)                                       (11,048)               (11,256)
                                                                   ----------             ----------
         Total shareholders' equity                                     3,177                  2,969
                                                                   ----------             ----------
                                                                     $ 18,605               $ 15,211
                                                                   ==========             ==========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)

                                                                     Nine Months Ended October 31,
                                                                     -----------------------------
                                                                      1999                   1998
                                                                      ----                   ----
Net sales                                                           $  17,852              $  18,085

Cost and expenses:
    Cost of goods sold                                                 14,314                 14,081
    Selling and administrative expenses                                 2,069                  2,099
    Interest and debt expenses                                          1,261                    962
                                                                    ---------              ---------
    Total costs and expenses                                           17,644                 17,142
                                                                    ---------              ---------
Income before income taxes                                                208                    943
Income tax provision                                                                              46
                                                                    ---------              ---------
Net income                                                          $     208              $     897
                                                                    =========              =========
Net income per share (A):
    Basic                                                           $     .05              $     .25
                                                                    =========              =========
    Diluted                                                         $     .05              $     .22
                                                                    =========              =========



Notes:

A) Weighted average number of shares for the nine months ended October 31, 1999 and 1998 was 3,702,000 and 3,634,000, respectively for basic and 4,198,000 and 3,986,000, respectively for diluted.

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (000's Omitted)

                                                                     Three Months Ended October 31,
                                                                     ------------------------------
                                                                       1999                   1998
                                                                       ----                   ----
Net sales                                                           $   7,093              $   5,549

Cost and expenses:
    Cost of goods sold                                                  5,636                  4,000
    Selling and administrative expenses                                   812                    718
    Interest and debt expenses                                            447                    369
                                                                    ---------              ---------
    Total costs and expenses                                            6,895                  5,087
                                                                    ---------              ---------
Income before income taxes                                                198                    462
Income tax provision                                                                              22
                                                                    ---------              ---------
Net income                                                          $     198              $     440
                                                                    =========              =========
Net income per share (A):
    Basic                                                           $     .05              $     .12
                                                                    =========              =========
    Diluted                                                         $     .05              $     .11
                                                                    =========              =========


Notes:

A) Weighted average number of shares for the three months ended October 31, 1999 and 1998 was 3,702,000 and 3,634,000, respectively for basic and 4,198,000 and 3,986,000, respectively for diluted.


See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (000's Omitted)

                                                                                  Capital in         Retained
                                  Preferred            Common Stock               excess of          earnings
                                    Stock          Shares        Amount           par value          (deficit)             Total
                                    -----          ------        ------           ---------          ---------             -----
Balance, January 31, 1998                        3,604,499        $361             $12,569           ($11,974)            $   956

Issuance of common stock                            97,500           9                 104                                    113

Issuance of warrants                                                                 1,149                                  1,149

Issuance of preferred stock         $  33                                                                                      33
Net income, year ended
   January 31, 1999                                                                                       718                 718
                                    -----        ----------       ----             -------           --------             -------
Balance, January 31, 1999              33         3,701,999        370              13,822            (11,256)              2,969

Net income nine months
   ended October 31, 1999                                                                                 208                 208
                                    -----        ----------       ----             -------           --------             -------

Balance, October 31, 1999           $  33         3,701,999       $370             $13,822           ($11,048)            $ 3,177
                                    =====        ==========       ====             =======           ========             =======




See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (000's Omitted)

                                                                     Nine Months Ended October 31,
                                                                     -----------------------------
                                                                      1999                   1998
                                                                      ----                   ----
Cash flows from operating activities:
    Net income                                                      $    208               $    897
    Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
       Depreciation and amortization                                      82                     87
       Reduction of goodwill                                               7                      8
       Changes in assets and liabilities:
          Accounts receivable                                         (1,795)                (   60)
          Inventories                                                 (2,290)                (  496)
          Prepaid and other assets                                    (   29)                (   37)
          Other assets                                                   308                 (  677)
          Accounts payable                                             1,486                 (1,265)
          Other liabilities                                              138                 (  100)
                                                                    --------               --------
          Total adjustments                                           (2,093)                (2,540)
                                                                    --------               --------
              Net cash provided (used) by
                 operating activities                                 (1,885)                (1,643)
                                                                    --------               --------
Cash flows from investing activities:
    Capital expenditures                                              (  116)                (   46)
                                                                    ---------              --------
Cash flows from financing activities:
    Proceeds from long-term debt                                                              2,930
    Net borrowings from lenders                                        1,900                 (  817)
    Principal payments on long-term debt                             (   338)                (  580)
    Proceeds from exercise of warrants                                                           60
                                                                    --------
              Net cash provided (used) by
                 financing activities                                  1,562                  1,593
                                                                    --------               --------
Net increase (decrease) in cash                                      (   439)                (   96)
Cash beginning of period                                                 495                    513
                                                                    --------               --------
Cash end of period                                                  $     56               $    417
                                                                    ========               ========
Supplemental disclosures of cash flow
    information:
    Interest paid during the period                                 $    547               $    682
                                                                    ========               ========
    Income taxes paid during the period                             $    -0-               $     30
                                                                    ========               ========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (000's Omitted)




Note 1 - INVENTORIES

    Inventories, which are stated at the lower of cost or market, are summarized as follows:

                                    October 31,1999        January 31, 1999
                                    ---------------        ----------------
    Raw materials                        $ 5,124                $ 4,309
    Work in process                        4,735                  3,260
                                         -------                -------
    Total                                $ 9,859                $ 7,569
                                         =======                =======



Note 2 - STATEMENT OF OPERATIONS

    Effective February 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under SFAS No. 109 the deferred tax provision is determined under the liability method. Deferred tax assets of $2,325, arising principally from net operating loss carryforwards, were partially offset by deferred tax liabilities and valuation allowance of $1,766 in accordance with guidelines established under SFAS No. 109. The Company will periodically review and adjust the valuation allowance as needed.

    Differences between the statutory federal income tax rate and the effective tax rate are accounted for as follows

                                               Nine Months Ended October 31,
                                               ----------------------------
                                                1999                 1998
                                                ----                 ----

    Federal income tax rate                       34.0%                34.0%
    Tax effect of non-deductible expenses          5.0                  1.0
    NOL utilization under SFAS No. 109         (  46.2)             (  31.8)
    Difference in tax basis of assets              7.2                  0.7
    Other                                                               0.9
                                               -------              -------
    Effective income tax rate                      0.0%                 4.8%
                                               =======              =======

                                     PART II


Items 1 thru 6(a) are not applicable.

Item 6(b) - There were no reports on Form 8-K filed for the quarter ended October 31, 1999.













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









December 15, 1999