Form 10-K
period 2000-01-31
JETRONIC INDUSTRIES INC
filed 2000-09-22
CIK 53500

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
-------------------------                                 ----------------------
     January 31, 2000                                             1-4124

                            JETRONIC INDUSTRIES, INC.

     Pennsylvania                                                23-1364981
------------------------                                     -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
           ---

On May 17, 2000, the aggregate market value of the Registrant's common stock, $.10 par value (its only voting stock), held by nonaffiliates of the Registrant was $2,554,000.

On May 17, 2000, there were 3,701,999 shares of the Registrant's common stock, $.10 par value, outstanding.

Documents incorporated by reference are hereunder listed.

                                                   Part of 10-K into which the
                  Document                         Document is Incorporated
-----------------------------------------          -----------------------------
Definitive Proxy Statement in connection           Part III, Items 10, 11, 12
   with annual meeting of shareholders to          and 13
   be held in November 2000

                                     PART I


ITEM 1 - BUSINESS:
------------------

The Registrant, Jetronic Industries, Inc., together with its subsidiary, is referred to as "the Company" unless the context clearly indicates otherwise. During fiscal year 2000, the Company and former employees were under investigation by the Department of Defense for failure to perform required testing procedures. In May 1998, holders of the 10% Subordinated Debentures extended the due date of the Debentures, along with the related Deferred Interest, until January 2003. In 2000, 1999 and 1998, Caterpillar, Inc. accounted for a significant portion of the Company's revenues. There have been no other significant developments related to the Company's business.


     Business segment and geographic information:
     --------------------------------------------

Summarized business segment information for 2000-1998 (in thousands) is as follows:

                                                                2000            1999           1998
                                                                ----            ----           ----

Net revenues
    Electronic communication equipment                       $     664      $     678      $     719
    Energy conversion products group                            24,530         21,810         25,154
                                                             ---------      ---------      ---------
       Consolidated                                          $  25,194      $  22,488      $  25,873
                                                             =========      =========      =========

Operating profit (loss):
    Electronic communication equipment                       $     236      $     207      $     271
    Energy conversion products group                        (      331)         3,108          3,399
    Net corporate expenses                                  (    4,812)    (    2,967)    (    2,393)
                                                             ---------      ---------      ---------
       Consolidated                                         ($   4,907)     $     348      $   1,277
                                                             =========      =========      =========
Identifiable assets:
    Electronic communication equipment                       $     324      $     525      $     343
    Energy conversion products group                            12,853         11,720         11,872
                                                             ---------      ---------      ---------
       Total                                                    13,177         12,245         12,215
    Other corporate assets                                       1,813          2,966          1,271
                                                             ---------      ---------      ---------
       Consolidated                                          $  14,990      $  15,211        $13,486
                                                             =========      =========      =========
Depreciation expense:
    Electronic communication equipment                       $      20      $      29      $      30
    Energy conversion products group                                89             87             80
                                                             ---------      ---------      ---------
       Consolidated                                          $     109      $     116      $     110
                                                             =========      =========      =========
Capital expenditures:
    Energy conversion products group                         $     132      $      75      $      90
                                                             =========      =========      =========
       Consolidated                                          $     132      $      75      $      90
                                                             =========      =========      =========

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

During 2000-1998, respectively contracts with United States Government agencies accounted for approximately $898,000, $1,059,000 and $863,000 of total sales in the electronic communication equipment and energy conversion products group segments.

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

The Redco, Inc. (energy conversion products group) manufactures and markets paralleling and nonparalleling electrical switchgear and control systems, along with the metal enclosures in which the equipment is housed. Redco, Inc. supplies standardized control panels on a regular basis to major domestic engine manufacturers (principally Caterpillar, Inc.) and designs, builds and installs complex cogeneration control systems.

Power Systems Group, a division of Redco, Inc., designs and manufactures custom ruggedized enclosures for the aircraft and aerospace markets and sells ruggedized laptop computers into these same markets.

Government business is obtained both through competitive bidding and by negotiated contract. Commercial products are marketed by Jetronic's officers, sales managers and a network of manufacturers' representatives. All phases of Jetronic's business are highly competitive. Each of Jetronic's operating entities competes with other concerns, some of which have substantially greater sales and resources than Jetronic. Each of the operating entities accounts for only a small portion of sales in its area of competition. The five largest commercial customers of the energy conversion products group accounted for 78% of that group's sales, one of which accounted for 61%. Prime contract sales to the U.S. Government accounted for 4% of Jetronic sales. At January 31, 2000, the total backlog of orders amounted to $9,485,000. At January 31, 1999, the total backlog was $5,988,000. Of the backlog at January 31, 2000, all is expected to be filled within the current year.

Jetronic purchases components, raw materials and finished products from numerous sources and has generally experienced no significant difficulty in meeting its requirements. The business is not materially dependent on patents, licenses or concessions; Jetronic's position is more dependent on experience and its marketing and production techniques. During 2000, 1999 and 1998, Jetronic expended $68,000, $8,000 and $49,000, respectively, on research activities for the development of new products or the significant improvement of existing products, all of which were Company sponsored. Future expenditures are not expected to be significant. Environmental controls have not had a material effect on operations. At January 31, 2000, Jetronic employed 186 people.

ITEM 2 - PROPERTIES:
--------------------

The Company presently has the following leaseholds:

                                                                                Square           Lease
   Operating entity              Location                  Use                   feet           expires
   ----------------              --------                  ---                   ----           -------
Jetronic                     Philadelphia, PA        Manufacturing               3,000             6/03
                                                     and offices
Transchem Division           Corona, CA              Manufacturing              21,000             1/04
                                                     and offices
Redco                        Peoria, IL              Manufacturing              36,000            12/05
                                                     and offices
Redco                        Peoria, IL              Manufacturing              10,000             3/01


Leased properties are considered suitable for the purposes intended and adequate for present levels of utilization. The Company has no significant idle facilities.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

In February 1999 certain wholly owned subsidiaries of Woven Electronics Corporation (Woven) commenced an action against Jetronic's wholly owned subsidiary, Redco, Inc., for $327,246 and accrued interest alleged to be due under and pursuant to a promissory note dated March 30, 1997. By way of defense and counterclaim, Redco has asserted claims in the amount of $328,169 to which it is entitled under and pursuant to the terms of the agreement under which said promissory note was issued. In April 2000, Woven was awarded a judgment against Redco approximating $365,000 which represents principal and interest on the Woven obligation. The Court did not allow any of the counterclaims by Redco because of untimely filing of rebuttals. Redco has appealed this judgment and intends to contest this matter vigorously.

The Department of Defense has conducted an investigation of the Company and former employees and has determined that one of the Company's divisions has violated Federal Statutes by failing to perform certain quality control tests and test procedures in connection with product delivered under government contracts. While certain irregularities have occurred, they are, in the opinion of management, of a nature that would have no material effect on the quality or reliability of such product. The Company is currently in settlement discussions with the Department of Defense regarding possible fines and penalties. Although no definitive amounts have been determined, the Company has made a provision for possible settlement amounts and related costs in its financial statements for the year ended January 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS:
-----------------------------------------------------------------------------

The Company's common stock is traded on the American Stock Exchange. The high and low sales prices for each quarterly period in the past two years ended January 31 are:


                                2000                              1999
                                ----                              ----
   Quarter              High             Low             High             Low
   -------              ----             ---             ----             ---

   First             $1 3/8            $  7/8         $2 15/16         $2 3/16
   Second             1                 11/16          2 13/16          1  1/4
   Third                7/8               5/8          1 9/16            15/16
   Fourth             1 1/8               5/8          1 7/16           1

As of May 17, 2000, there were approximately 1,464 holders of the Company's common stock. The Company has paid no cash dividends for a number of years. See Notes 8 and 9 to Consolidated Financial Statements for a discussion of dividend restrictions.

Trading of the Company's Common Stock on the American Stock Exchange was suspended on May 18, 2000 because of the Company's inability to file its Annual Report on Form 10-K with the Securities and Exchange Commission on a timely basis. The American Stock Exchange is currently reviewing whether the Company continues to meet the criteria to continue to be listed.

ITEM 6 - SELECTED FINANCIAL DATA:
---------------------------------


                                                          For the year ended January 31,
                                                          ------------------------------
                                             2000         1999         1998         1997         1996
                                             ----         ----         ----         ----         ----
                                                       (in thousands, except per share data)
Revenues                                    $25,194      $22,488      $25,873      $23,671       $22,353
Income (loss) from continuing
    operations                             ($ 5,187)     $   718      $ 1,273      $   585      ($ 1,285)
Income (loss) from continuing
    operations per share-basic             ($  1.40)     $   .20      $   .35      $   .16      ($   .36)
Income (loss) from continuing
    operations per share-diluted                         $   .16      $   .33      $   .16
Total assets                                $14,990      $15,211      $13,486      $11,381       $ 9,407
Long-term debt                                           $ 5,773      $ 4,282      $ 4,102       $ 3,996

No cash dividends have been declared in the past five years.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
--------------------------------------------------------------------------------

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

         2000 compared with 1999:
         ------------------------

The Company reported revenues of $25,194,000 and an operating loss of $4,907,000 for the year ended January 31, 2000 (2000) compared to revenues of $22,488,000 and an operating profit of $348,000 for the year ended January 31, 1999 (1999).

The electronic communication equipment operations reported revenues of $664,000 and an operating profit of $236,000 for 2000 compared to revenues of $678,000 and an operating profit of $207,000 for 1999. The revenues generated by this operation are derived from a single contract. Although, the operation of this segment is dependent upon the continuation of this contract, since the Company is the sole source of this product, indications are that add-ons to the existing contract will continue. The Company is currently negotiating an additional add-on to its existing contract with the U.S. Government which, if successful, would expect to begin shipping during the fiscal year ended January 31, 2001.

The energy conversion products group reported revenues of $24,530,000 and a loss of $331,000 for 2000 compared to revenues of $21,810,000 and an operating profit of $3,108,000 for 1999. Although revenues increased by twenty-five percent for the switchgear business, decreased profit margins and inventory write-offs reduced profitability to $1,777,000 in 2000 from $1,860,000 in 1999. Additionally, revenues for the solid state power supply and specialized computer subsystem enclosure businesses were down from the prior year by thirty percent. This decrease in revenues, coupled with substantial unreimbursed cost incurrence for rework and product redesign combined with inventory write-offs, contributed to the energy conversion products group's loss for the current fiscal year.

Net corporate expenses, comprised of interest and debt expense and general corporate items, were $4,812,000 in 2000 compared to $2,967,000 in 1999. Increases in corporate expenses year to year is primarily related to additional professional fees incurred and provision for possible charges associated with the Department of Defense investigation initiated in fiscal 1999, an increase in interest expense due to increased borrowings and related increases in the Corporate and prime borrowing rate and an increase in the amortization of deferred debt expense due to a full year's amortization in 2000 compared to a partial year's amortization in 1999.

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

         Liquidity and capital resources:
         --------------------------------

During 2000 and 1999, the operations of the Company and its subsidiary were financed by a lending institution under various formulae which provide operating funds as required. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. Under the various formulae, borrowings are limited to varying percentages and maximum dollar amounts of accounts receivable and inventories with a maximum limitation of $6,500,000. At January 31, 2000, $4,183,000 was available under the various formulae of which $3,742,00 was outstanding. The Company's line of credit agreement with its current lender expires in May 2001.

At this time, there are no material commitments for capital expenditures. Cash requirements for the next fiscal year should increase by ten percent. Based upon the availability of funds under its existing financing arrangement, the Company deems its liquidity may not be adequate. Subsequent to January 31, 2000 the Company has requested, and has received, additional funding as an overline from its current lender. There is no assurance that the Company's present lender will continue to make out of formula advances to the Company. In addition, there exist defaults in its agreements with its present lender as well as the subordinated debenture holders. There is no assurance that these lenders will continue to forebear relative to the defaults.

As a result of the substantial losses incurred in the current fiscal year, negative shareholders' equity, a negative working capital position and the defaults existing under its present financing arrangements and bondholder agreement, there is substantial doubt about the Company's ability to continue as a going concern. The Company has engaged financial consultants approved by its lender to provide assistance in developing financial plans to alleviate the present situation, including the possible sale of certain operating entities. The Company has also initiated an organization-wide program of cost containment.

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

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and
   Board of Directors
Jetronic Industries, Inc.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheets of Jetronic Industries, Inc. and Subsidiary as of January 31, 2000 and 1999 and the related consolidated statements of operations, changes in Shareholders' equity and cash flows for each of the three years in the period ended January 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item
8. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jetronic Industries, Inc. and Subsidiary as of January 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the three years in the period ended January 31, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the financial statements, the Company incurred a net loss of $5,187,000 for the year ended January 31, 2000. As of January 31, 2000, current liabilities exceed current assets by $4,207,000 as a result of reclassifying $4,457,000 of long-term debt and $1,405,000 of deferred interest as current liabilities because there is no definitive forbearance agreement with the subordinated debenture holders or the Company's primary lender relative to long-term debt. In addition, total liabilities exceed total assets by $2,218,000. The Company has not produced positive cash flows from its operations in the current fiscal year. Additionally, the Company is currently in violation of several financial covenants related to its debt and is in arrears with respect to interest payments on its debentures. These factors, and the others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ASHER & COMPANY, LTD.



Philadelphia, Pennsylvania
August 30, 2000

                            JETRONIC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   January 31,
                                                                                   -----------
                                                                          2000                      1999
                                                                          ----                      ----

                                     ASSETS
Current assets:
   Cash                                                               $    10,000             $   495,000
   Accounts receivable, net                                             3,816,000               2,775,000
   Inventories                                                          7,751,000               7,569,000
   Prepaid expenses and other current assets                            1,424,000               1,951,000
                                                                      -----------             -----------
         Total current assets                                          13,001,000              12,790,000
Property, plant and equipment at cost, less
   accumulated depreciation                                               399,000                 377,000
Goodwill                                                                  270,000                 280,000
Other assets                                                            1,320,000               1,764,000
                                                                      -----------             -----------
                                                                      $14,990,000             $15,211,000
                                                                      ===========             ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable, lender                                              $ 3,742,000             $ 1,781,000
   Current portion of long-term debt                                    5,606,000                 976,000
   Accounts payable                                                     3,207,000               1,215,000
   Other accrued liabilities                                            4,653,000               1,092,000
                                                                      -----------             -----------
         Total current liabilities                                     17,208,000               5,064,000
Deferred interest                                                                               1,405,000
Long-term debt                                                                                  5,773,000
                                                                      -----------             -----------
                                                                       17,208,000              12,242,000
                                                                      -----------             -----------
Commitments and contingencies
Redeemable preferred stock, $1.85 stated value -  shares
   authorized, 577,400; issued and outstanding, none
Shareholders' equity (deficit):
   Series AA preferred stock, no par value - shares
      authorized, 440,000; issued and outstanding,
      327,032                                                              33,000                  33,000
   Common stock, $.10 par value - shares authorized,
      10,000,000; issued and outstanding, 3,701,999
       in 2000 and 1999                                                   370,000                 370,000
   Capital in excess of par value                                      13,822,000              13,822,000
   Retained earnings (deficit)                                       ( 16,443,000)           ( 11,256,000)
                                                                      -----------             -----------
      Total shareholders' equity (deficit)                           (  2,218,000)              2,969,000
                                                                      -----------             -----------
                                                                      $14,990,000             $15,211,000
                                                                      ===========             ===========

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended January 31,
                                                                     ----------------------
                                                          2000               1999               1998
                                                          ----               ----               ----
Net sales                                              $25,194,000         $22,488,000        $25,873,000

Costs and expenses:
   Cost of goods sold                                   23,889,000          17,866,000         20,861,000
   Selling, general and administrative
      expenses                                           4,468,000           3,004,000          2,712,000
   Interest and debt expense                             1,744,000           1,270,000          1,023,000
                                                      ------------         -----------        -----------
                                                        30,101,000          22,140,000         24,596,000
                                                      ------------         -----------        -----------
Income (loss) from operations before income taxes     (  4,907,000)            348,000          1,277,000
Provision for (benefit from) income taxes                  280,000        (    370,000)             4,000
                                                      ------------         -----------        -----------
Net income (loss)                                     ($ 5,187,000)        $   718,000        $ 1,273,000
                                                      ============         ===========        ===========


                                                                     Year ended January 31,
                                                                     ----------------------
                                                              2000               1999               1998
                                                              ----               ----               ----
Net income (loss) per share:
   Basic                                                    ($1.40)              $ .20             $ .35
                                                             =====               =====             =====
   Diluted                                                                       $ .16             $ .33
                                                                                 =====             =====



See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Capital in           Retained
                                   Preferred          Common Stock               excess of           earnings
                                     Stock         Shares        Amount          par value           (deficit)            Total
                                     -----         ------        ------          ---------           ---------            -----
Balance, January 31, 1997                           3,604,499    $361,000        $12,569,000       ($13,247,000)       ($   317,000)
Net income, year ended
   January 31, 1998                                                                                   1,273,000           1,273,000
                                                    ---------    --------        -----------       ------------        ------------
Balance, January 31, 1998                           3,604,499     361,000         12,569,000       ( 11,974,000)            956,000
Issuance of common stock                               97,500       9,000            104,000                                113,000
Issuance of warrants                                                               1,149,000                              1,149,000
Issuance of preferred stock          $33,000                                                                                 33,000
Net income, year ended
   January 31, 1999                                                                                     718,000             718,000
                                     -------        ---------    --------        -----------       ------------        ------------
Balance, January 31, 1999             33,000        3,701,999     370,000         13,822,000       ( 11,256,000)          2,969,000
Net loss, year ended
   January 31, 2000                                                                                (  5,187,000)       (  5,187,000)
                                     -------        ---------    --------        -----------       ------------        ------------
Balance, January 31, 2000            $33,000        3,701,999    $370,000        $13,822,000       ($16,443,000)       ($ 2,218.000)
                                     =======        =========    ========        ===========       ============        ============

See notes to consolidated financial statements.

                            JETRONIC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year ended January 31,
                                                                     ----------------------
                                                          2000               1999               1998
                                                          ----               ----               ----
Cash flows from operating activities:
   Net income (loss)                                   ($5,187,000)         $  718,000         $1,273,000
   Adjustments to reconcile net income (loss)
      to net cash from (used by)
      operating activities:
      Depreciation and amortization                        109,000             116,000            110,000
      Change in goodwill                                    10,000              11,000             10,000
      Changes in assets and liabilities:
         Accounts receivable                           ( 1,041,000)          1,181,000             50,000
         Inventories                                   (   182,000)        (   869,000)       ( 1,444,000)
         Prepaid expenses and other                        527,000         (   568,000)       (    79,000)
         Other assets                                      444,000         (   390,000)       (   140,000)
         Accounts payable                                1,992,000         (   846,000)            23,000
         Other accrued liabilities                       2,156,000         (    32,000)       (   122,000)
                                                        ----------          ----------         ----------
         Total adjustments                               4,015,000         ( 1,397,000)       ( 1,592,000)
                                                        ----------          ----------         ----------
             Net cash from (used by)
                operating activities                   ( 1,172,000)        (   679,000)       (   319,000)
                                                        ----------          ----------         ----------
Cash flows from (used by) investing
   activities:
   Capital expenditures, net of disposals              (   131,000)        (    75,000)       (    69,000)
                                                        ----------          ----------         ----------
             Net cash from (used by)
                investing activities                   (   131,000)        (    75,000)       (    69,000)
                                                        ----------          ----------         ----------
Cash flows from (used by) financing
   activities:
      Net borrowings from lenders                        1,961,000         ( 1,542,000)           487,000
      Principal payments on long-term debt             ( 1,143,000)        (   798,000)       (    84,000)
      Proceeds from long-term debt                                           2,930,000
      Proceeds from stock issuance                                             146,000
                                                        ----------          ----------         ----------
             Net cash from (used by)
                financing activities                       818,000             736,000            403,000
                                                        ----------          ----------         ----------
Net increase (decrease) in cash                        (   485,000)        (    18,000)            15,000
Cash, beginning of year                                    495,000             513,000            498,000
                                                        ----------          ----------         ----------
Cash, end of year                                       $   10,000          $  495,000         $  513,000
                                                        ==========          ==========         ==========
Supplemental disclosures of cash flow
   information and non cash transactions:
   Issuance of warrants                                                     $1,149,000
                                                                            ==========
   Interest paid during the year                        $  787,000          $  961,000         $  785,000
                                                        ==========          ==========         ==========
   Income taxes paid during the year                                        $   35,000         $    8,000
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

       Goodwill:
       ---------

Goodwill which arose from the acquisition of Redco, Inc. is being amortized over forty years on the straight-line method. Such balance is net of accumulated amortization of $136,000 in 2000 and $126,000 in 1999.

       Revenue recognition:
       --------------------

Sales of products under long-term contracts involving definable end items are recognized as shipments are made. All other sales are recognized as shipments are made.

                            JETRONIC INDUSTRIES, INC.

       Research and development costs:
       -------------------------------

Research and development costs are charged to expense as incurred, except for certain costs associated with specific long-term programs for which the customer has contracted. Total expenses amounted to $178,000, $8,000 and $49,000 in 2000
- 1998, respectively.

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

       Per share data:
       ---------------

Basic per share data is based on the weighted average number of common shares outstanding during the year. When dilutive, the computation of per share data is based on the weighted average of common shares outstanding during the year plus the effect of the exercise of options and warrants outstanding as of the beginning of the period, using the treasury stock method. The weighted average number of common shares used to compute basic per share data was 3,702,000 for 2000, 3,648,000 for 1999 and 3,604,000 for 1998, respectively. The weighted average number of common shares to compute diluted per share data was 4,185,000 in 2000, 4,415,000 in 1999 and 3,799,000 in 1998.

NOTE 2 - BASIS OF PRESENTATION:

As a result of the substantial losses incurred in the current fiscal year, negative shareholders' equity, a negative working capital position and the defaults existing under its present financing arrangements and bondholder agreement, there is substantial doubt about the Company's ability to continue as a going concern. The Company has engaged financial consultants approved by its lender to provide assistance in developing financial plans to alleviate the present situation, including the possible sale of certain operating entities. The Company has also initiated an organization-wide program of cost containment.

The Company's current lender has provided additional funding as an overline. There is no assurance that the lender will continue to make out of formula advances. In addition, there is no assurance that the Company's lender or its bondholders will continue to forbear relative to the defaults existing under the various agreements.

Accordingly, these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 - FOURTH QUARTER ADJUSTMENTS:

During the fourth quarter of fiscal 2000, the Company made substantial one-time adjustments relative to its operations. As a result of physical inventories conducted at January 31, 2000, there was a required write-down of recorded inventories on a corporate-wide basis of $2,557,000, due both to a difference between book and physical inventories and the consideration of net realizable values. Additionally, there was a provision for possible settlement and anticipated attendant costs related to the Department of Defense investigation of $1,365,000. Other contributing factors to the fourth quarter loss of $5,115,000 were due to the effects of normal operating results affected by reduced revenues in certain operating entities and the resulting impact on profit margins.

                            JETRONIC INDUSTRIES, INC.

NOTE 4 - ACCOUNTS RECEIVABLE:

                                                          January 31,
                                                          -----------
                                                   2000               1999
                                                   ----               ----

Trade                                            $3,941,000         $2,870,000
Allowance for doubtful accounts                 (   125,000)       (    95,000)
                                                 ----------         ----------
                                                 $3,816,000         $2,775,000
                                                 ==========         ==========

Receivables from Caterpillar, Inc. accounted for 50% and 40% at January 31, 2000 and 1999, respectively.

NOTE 5 - INVENTORIES:

                                                          January 31,
                                                          -----------
                                                   2000               1999
                                                   ----               ----

Raw materials                                    $4,449,000         $4,309,000
Work-in-process                                   3,302,000          3,260,000
                                                 ----------         ----------
                                                 $7,751,000         $7,569,000
                                                 ==========         ==========

Inventory values are stated net of valuation reserves of $324,000 and $132,000 at January 31, 2000 and 1999, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:
                                              January 31,
                                              -----------             Estimated
                                       2000           1999          useful lives
                                       ----           ----          ------------

Land, buildings and improvements     $  602,000     $  602,000      6-15 years
Machinery, equipment and tooling      2,182,000      2,082,000      4-10 years
Furniture and fixtures                1,279,000      1,248,000      4-10 years
                                     ----------     ----------
                                      4,063,000      3,932,000
Accumulated depreciation            ( 3,664,000)   ( 3,555,000)
                                     ----------     ----------
                                     $  399,000     $  377,000
                                     ==========     ==========

Depreciation and amortization expense amounted to $109,000, $116,000 and $110,000 in 2000, 1999 and 1998, respectively.

NOTE 7 - OTHER ACCRUED LIABILITIES:

Included in other accrued liabilities are accrued and deferred interest of $2,200,000 and $1,365,000 related to the Department of Defense investigation at January 31, 2000 and accrued interest of $267,000 at January 31, 1999. Deferred interest of $1,405,000 at January 31, 1999 is separately stated as long-term.

                            JETRONIC INDUSTRIES, INC.

NOTE 8 - INDEBTEDNESS:

The Company's lender has made available lines of credit aggregating up to $6,500,000 to the Company and its subsidiary at interest rates 4.0% above prime. Such borrowings are primarily in the form of short-term loans, secured by assignment of accounts receivable and inventories. At January 31, 2000, $4,183,000 was available under the various formulae of which $3,742,000 was outstanding. Subsequent to January 31, 2000, the Company has requested, and has received, additional funding as an overline from its current lender. There is no assurance that the Company's lender will continue to make out of formula advances to the Company. The weighted average interest rate applicable to all short-term borrowings outstanding at the end of the year approximated 14.8% in 2000, 10.9% in 1999 and 11.4% in 1998. There exist defaults under the Company's agreement with its present lender. There is no assurance that the lender will continue to forebear as a result of these defaults. Consequently, long-term debt associated with this lender has been classified as current.

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

Long-term debt consists of:

                                                                                     January 31,
                                                                                    -----------
                                                                           2000                    1999
                                                                           ----                    ----
10% Debentures due January 2003                                         $2,400,000             $2,400,000
10% Debentures due January 2003 (formerly 14 1/2%)                       1,456,000              1,456,000
Term loan at 4.00% above prime payable in monthly
   installments of $5,100 through May 2001, with a
   final payment of $251,000 in June 2001                                  328,000                389,000
Term loan at 5.25% above prime payable in monthly
   installments of $42,000 through May 2001, with a
   final payment of $1,042,000 in June 2001                              1,095,000              2,167,000
Philadelphia Industrial Development Corporation (PIDC)
   term loan at 4.5% payable in monthly installments
   of $1,500 through September 1999                                                                10,000
8% Promissory note due July 2000, payable starting April
   1998 with quarterly installments of $62,500 for the first
   year and $50,000 thereafter                                             327,000                327,000
                                                                       -----------             ----------
                                                                         5,606,000              6,749,000
Less amount due within one year                                          5,606,000            (   976,000)
                                                                       -----------             ----------
                                                                       $       -0-             $5,773,000
                                                                       ===========             ==========

The Debentures are subordinated to the prior payment of all senior indebtedness. In May 1998, the Bondholders agreed to extend the maturity of both issues to January 2003. There exist defaults under the Company's Agreement with the subordinated debenture holders. There is no assurance that these debenture holders will continue to forebear relative to the defaults. Consequently, all related debt has been classified as current. The Company has not made any interest payments to the subordinated debenture holders in the past fiscal year.

Scheduled principal repayment obligations on all long-term debt amount to $1,149,000 in 2001, $1,351,000 in 2002 and $3,106,000 in 2003. However, as
disclosed above, all debt has been classified as current.

                            JETRONIC INDUSTRIES, INC.

NOTE 9 - COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY:

In conjunction with the extension of the due date of the Subordinated Debentures until 2003, the Bondholders were issued warrants to purchase 440,000 shares of non-voting Series AA Preferred Stock with an exercise price of $.10 per share, expiring in May 2003. The Series AA Preferred Stock is not entitled to any cash dividends but is entitled to liquidation preference at $.10 per share prior to any distributions to common shareholders. Additionally, no cash dividends can be declared for common shareholders as long as the Series AA Preferred Stock is outstanding. 327,032 warrants were exercised during 1999. The Series AA Preferred Shares are convertible into common stock at the option of the holder thereof on a share for share basis. The terms of the Preferred Stock require the Company to establish a six member Board of Directors of which three members will be elected by the Preferred Shareholders.

The Company may grant up to 565,774 options on shares of common stock under the 1990 Incentive Stock Option Plan. Options are exercisable immediately upon grant and expire five years after the date of grant. The option price must be at least equal to the fair market value of the common stock at the time of grant. During 1998, 455,000 options were granted at an exercise price of $1.063, of which 70,000 were terminated during 2000 and 385,000 were exercisable. None of these options have been exercised.

In conjunction with his employment agreement, the President of the Company was granted 360,000 options to acquire common stock at a price of $.375 exercisable at the rate of 72,000 options per year, expiring in 2006. No options have been exercised.

In conjunction with various financing arrangements and acquisitions, warrants to purchase common stock were issued for 75,000 shares at $1.5625 per share and 125,000 shares at $1.00 per share. During 1999, 60,000 of the $1.00 warrants were exercised. In satisfaction of claims against the Company's discontinued Ray Jefferson Division, the Company issued 37,500 shares of common stock during 1999.

Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the Company is permitted to continue accounting for the issuance of stock options and warrants in accordance with Accounting Principles Board (APB) Opinion No. 25, which does not require recognition of compensation expense for option and warrant grants unless the exercise price is less than the market price at date of grant. If the Company had recognized compensation cost for the "fair value" of option and warrant grants under the provisions of SFAS No. 123, the pro forma financial results for the years ended January 31, 2000, 1999 and 1998, respectively, would have differed from the actual results as follows:

                                         2000             1999           1998
                                         ----             ----           ----
Net income (loss):
   As reported                      ($5,187,000)      $ 718,000      $1,273,000
   Pro forma                        ($5,212,000)      $ 693,000      $  697,000

Basic income (loss) per share:
   As reported                           ($1.40)           $.20            $.35
   Pro forma                             ($1.41)           $.19            $.19

Diluted income per share:
   As reported                                             $.16            $.33
   Pro forma                                               $.16            $.18

                            JETRONIC INDUSTRIES, INC.

The per share weighted average fair value of the stock options and warrants granted during 1999 was $2.35. The fair value was estimated at the date of grant using the Modified Black-Scholes Stock Option Pricing Model with the following average assumptions: risk free interest rate of approximately 6%; expected volatility factor of 135% and expected lives of five to seven years and no expected dividends rate.

Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period. Substantially all of the Company's options and warrants were vested immediately when granted. The pro forma results only include the effect of options and warrants granted in 1999 and 1998.

NOTE 10 - INCOME TAXES:

The provision for (benefit from) taxes on income include:

                                           Year ended January 31,
                                           ----------------------
                                2000               1999               1998
                                ----               ----               ----
Current:
   Federal                                      $   17,000          $   4,000

Deferred:
   Federal                   $ 280,000          (  387,000)
                             ---------           ---------          ---------
                             $ 280,000          ($ 370,000)         $   4,000
                             =========          ==========          =========

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax liability and the deferred tax assets as of January 31, 2000 and 1999 were as follows:

                                                   2000               1999
                                                   ----               ----
Deferred tax liability:
   Depreciation                                $   15,000         $   14,000
   Prepaid expenses                                23,000              3,000
   Deferred financing costs                       157,000
                                               ----------         ----------
                                                  195,000             17,000
                                               ----------         ----------
Deferred tax assets:
   Accounts receivable                             42,000             32,000
   Inventories                                     90,000             71,000
   Net operating loss carryforwards             3,500,000          2,387,000
   Investment tax credit carryforwards                                82,000
                                               ----------         ----------
      Deferred tax assets                       3,632,000          2,572,000
   Less valuation allowance                   ( 3,158,000)       ( 1,996,000)
                                               ----------         ----------
      Net deferred tax assets                     474,000            576,000
                                               ----------         ----------
         Net deferred tax asset                $  279,000         $  559,000
                                               ==========         ==========
In accordance with SFAS No. 109, the Company has provided a valuation allowance relative to net operating loss and investment tax credit carryforwards because full realization is not reasonably assured at this time. The Company will periodically review the likelihood of realizing these assets and adjust the valuation allowance as needed. The valuation allowance increased by $1,162,000 in 2000 primarily as a result of non-recognition of the loss experienced during the year and a partial reversal of net operating loss carryforwards recognized in prior years. The valuation allowance decreased by $590,000 in 1999. $387,000 represents a partial recognition of net operating loss carryforwards in anticipation of profitable operations in the ensuing fiscal year and $203,000 is the result of the utilization of net operating loss carryforwards against current federal income taxes.

                            JETRONIC INDUSTRIES, INC.

Differences between the statutory federal income tax rate and the effective tax rate for 2000 - 1998 are accounted for as follows:

                                            2000           1999          1998
                                            ----           ----          ----
Federal income tax rate                    (34.0%)         34.0%         34.0%
Tax effect of non-deductible expenses        0.3            4.0           1.0
NOL accounting under SFAS No. 109           28.0         (137.5)       ( 34.7)
Other                                       11.4          ( 7.2)
                                            ----          -----         -----
Effective income tax rate                    5.7%        (106.7%)      (  0.3%)
                                            ====          =====         =====

For federal income tax purposes, at January 31, 2000 the Company has net operating loss carryforwards of $10,294,000 which will expire from 2007 to 2020.

NOTE 11 - EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) plan for eligible employees to which contributions of $10,000, $10,000 and $9,000 were made in 2000 - 1998, respectively. The
Company's subsidiary maintains a qualified defined contribution plan for its employees under a collective bargaining agreement. The Company's obligation is based on a rate per hour worked. Contributions to such plan were $251,000, $254,000 and $165,000 in 2000 - 1998, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

In February 1999 certain wholly owned subsidiaries of Woven Electronics Corporation (Woven) commenced an action against Jetronic's wholly owned subsidiary Redco, Inc. for $327,246 and accrued interest alleged to be due under and pursuant to a promissory note dated March 30, 1997. By way of defense and counterclaim, Redco has asserted claims in the amount of $328,169 to which it is entitled under and pursuant to the terms of the agreement under which said promissory note was issued. In April 2000, Woven was awarded a judgment against Redco approximating $365,000 which represents principal and interest on the Woven obligation. The Court did not allow any of the counterclaims by Redco because of untimely filing of rebuttals. Redco has appealed this judgment and intends to contest this matter vigorously. It is management's opinion, based on the purchase agreement, that Redco should be entitled to its counterclaim.

The Department of Defense has conducted an investigation of the Company and former employees and has determined that one of the Company's divisions has violated Federal Statutes by failing to perform certain quality control tests and test procedures in connection with product delivered under government contracts. While certain irregularities have occurred, they are, in the opinion of management, of a nature that would have no material effect on the quality or reliability of such product. The Company is currently in settlement discussions with the Department of Defense regarding possible fines and penalties. Although no definitive amounts have been determined, the Company has made a provision of $1,365,000 for possible settlement amounts and related costs in its financial statements for the year ended January 31, 2000.

The Company rents certain of its facilities under noncancelable operating leases. At January 31, 2000, total rental commitments under these leases, which expire periodically through 2006, aggregated $1,557,000. Under the terms of these lease agreements, expenses such as taxes, insurance, maintenance and repairs are paid by the company. Total rental commitments approximate $382,000, $347,000, $300,000, $260,000 and $146,000 for the years 2001 through 2005, respectively, and $122,000 thereafter. Total rental expense under all operating leases was $360,000, $394,000 and $345,000 for 2000 - 1998, respectively.

                            JETRONIC INDUSTRIES, INC.

In conjunction with the acquisition of certain subsidiary assets from Woven Electronics Corporation, the Company is committed to paying a royalty of 37.5% for the five year period ended January 31, 2003 predicated upon pre-tax income, subject to certain adjustments, of the business of the acquired subsidiaries.

The Company has entered into employment agreements requiring minimum annual payments of $232,000 until 2006. At January 31, 2000, the Company had a total of 186 employees, of which approximately 33% are represented by a union whose existing labor agreement expires in November 2003.

Management is of the opinion that no excess profits have been realized on sales to government agencies or contractors and, accordingly, has made no provision for renegotiation of profits or profit limitations, if any, to which the Company may be subject.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of all assets and liabilities (other than long-term debt) considered financial instruments approximate fair value because of the short term maturity of these items.

The carrying amount of long-term debt approximates fair value because of the short term maturity of a portion of the liability and because the interest rates approximate market interest rates.

NOTE 14 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Business segment and geographic information for the years ended January 31, 2000, 1999 and 1998 included on page 1 of this Annual Report on Form 10-K is an integral part of these financial statements. In 2000, 1999 and 1998, respectively, Caterpillar, Inc. accounted for 61%, 59% and 56% of consolidated revenues.

                            JETRONIC INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                                               Additions        Deductions
                                                               ---------        ----------
                                            Balance            Charged to                       Balance
                                            beginning          costs and         Account         end of
         Description                          year               expenses       write-offs        year
         -----------                        ---------          -----------      ----------      -------
Year ended January 31, 2000:

   Allowance for doubtful accounts          $ 95,000           $ 30,000                        $125,000
                                            ========           ========                        ========

   Inventory valuation                      $132,000           $269,000          $ 77,000      $324,000
                                            ========           ========          ========      ========


Year ended January 31, 1999:

   Allowance for doubtful accounts          $ 66,000           $ 30,000          $  1,000      $ 95,000
                                            ========           ========          ========      ========

   Inventory valuation                      $ 72,000           $ 52,000         ($  8,000)     $132,000
                                            ========           ========          ========      ========

   Reorganization                           $126,000                             $126,000
                                            ========                             ========

Year ended January 31, 1998:

   Allowance for doubtful accounts          $ 24,000           $  42,000                        $ 66,000
                                            ========           =========                        ========

   Inventory valuation                      $ 62,000           $  10,000                        $ 72,000
                                            ========           =========                        ========

   Reorganization                           $139,000                             $ 13,000       $126,000
                                            ========                             ========       =========

                                       21

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

                (21)       Subsidiaries of Registrant

                           Principal        Location of
                           subsidiaries     incorporation    Business names
                           ------------     -------------    --------------
                           Redco, Inc.      Illinois         Republic Electric &
                                                             Development Company

       (b) Reports on Form 8-K:

           1. There were no reports on Form 8-K filed during the quarter ended January 31, 2000. However, a report on Form 8-K was filed on May 5, 2000 regarding the Department of Defense investigation.

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


                                           JETRONIC INDUSTRIES, INC.
                                           -------------------------
                                                  Registrant


Date:    August 30, 2000                   By:  /s/ Peter J. Kursman
                                              ----------------------
                                                      President


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



         Signature                                        Capacity                            Date
         ---------                                        --------                            ----
/s/   Peter J. Kursman
-------------------------------------            Principal Executive Officer            August 30, 2000
Peter J. Kursman                                 and Director
President




/s/  Daniel R. Kursman
-------------------------------------            Director                               August 30, 2000
Daniel R. Kursman
Chairman of the Board and Treasurer





/s/  Leonard W. Pietrzak
-------------------------------------            Principal Financial and                August 30, 2000
Leonard W. Pietrzak                              Accounting Officer and Director
Vice President - Finance





/s/  William L. Weiss
-------------------------------------            Director                               August 30, 2000
William L. Weiss
General Counsel and Secretary