Form 10-K
period 2010-12-31
NEW BASTION DEVELOPMENT, INC.
filed 2011-11-04
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Commission file number: 001-04124

New Bastion Development, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1364981
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11985 Southern Boulevard Suite 191 Royal Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 866-541-0625

Securities registered pursuant to Section 12(b) of the Act

Title of each class registered	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.10

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,605,785 as of June 30, 2011 (10,328,802 shares at $.93 per share.)

As of October 26, 2011, there were 28,498,802 shares outstanding of the registrant’s common stock, $.10 par value.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although our Company believes that the expectations reflected in the forward-looking statements are reasonable, our Company cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described by us in Item 1.A “Risk Factors,” not all of which are known to us.

Further, this report on Form 10-K contains forward looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research and product development, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which our Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which our Company is subject.

You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•

Our business

•

Our business strategy

•

Our future operating results

•

Our ability to obtain external financing

•

Our understanding of our competition

•

Industry and market trends

•

Future capital expenditures

•

The impact of technology on our products, operations and business

PART I

Item 1.

Business.

Overview

Jetronic Industries, Inc. (“Jetronic”) was incorporated in the Commonwealth of Pennsylvania on January 12, 1951. Jetronic filed a voluntary Petition under Chapter 7 of Title 11, of the United States Code (“Bankruptcy Code”) on November 22, 2000. In February 2008, on behalf of New Bastion Development, Inc., a Florida corporation (“New Bastion Florida”), a representative of New Bastion Florida purchased the Jetronic corporate shell from the Chapter 7 Trustee pursuant to the Bankruptcy Code.  In July 2008, Jetronic’s new board of directors restructured Jetronic’s capital structure.

On November 21, 2008, Jetronic entered into a share exchange agreement with New Bastion Florida whereby Jetronic would acquire all of the outstanding shares of common stock of New Bastion Florida. This transaction closed on December 29, 2008 and New Bastion Florida became the wholly owned subsidiary of Jetronic. For accounting purposes this transaction was treated as a combination of entities under common control. At the time of the transaction, Jetronic was a development stage real estate company. On December 29, 2008 we changed Jetronic’s fiscal year end from January 31 to December 31 to conform to the fiscal year end of New Bastion; and on February 2, 2009 we filed with the State of Pennsylvania articles of amendment to Jetronic’s articles of incorporation changing its name from Jetronic Industries, Inc. to New Bastion Development, Inc.

New Bastion Florida was formed for the purpose of exploiting local real estate opportunities in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna area”) located in Northwest Florida, which is the last major undeveloped area in Florida. The first post-911 airport, Northwest Florida Beaches International Airport, broke ground on November 1, 2007 on 4,000 acres located in the Panama City/Marianna area that were donated by the St. Joe Company (NYSE: JOE).  The project was completed on May 23, 2010 and it serves as a gateway to Northwest Florida and its beautiful world-famous beaches. The airport serves Southwest Airlines and Delta Airlines, which together provide daily flights to key U.S. destinations, including cities serving as international gateways.

During 2008, we believed that the current real estate slump, combined with the construction of the new airport and other proposed projects and continued projected population growth would create an exceptional opportunity in the Panama City/Marianna area. Our Company’s strategy was to take advantage of that opportunity by:

•

Purchasing undervalued, immediately buildable, pre-platted vacant lots in existing subdivisions at prices significantly below 2006 levels that would support entry level or vacation housing for resale to end users and investors at attractive values;

•

Purchasing undervalued raw acreage zoned to accommodate commercial and residential/rental development for subsequent development, solely or with joint venture partners, into premium home/lot packages, golf course communities, multi-family residential structures, commercial structures and/or agricultural uses; and

•

Developing and marketing the immediately buildable, pre-platted vacant lots that we currently own to end users and investors.

We spent several years positioning our company to profit from the anticipated real estate recovery that we expected to occur as a result of the opening of the new Northwest Florida Beaches International Airport. Unfortunately, on April 20, 2010 the Deep Horizon oil spill occurred and changed the course of the Florida Panhandle and of New Bastion, as the region was immediately adversely impacted. Further, it is presently unknown the extent of the long-term economic and ecological impact to the region.

We, like many others, retained legal counsel to pursue our legal remedies relative to damages that we suffered as a result of the effect that the spill has had on real estate values in the region, the dramatic drop in tourism, and the uncertainty surrounding the potential long-term ecological effects on the region resulting from the millions of gallons of oil in the Gulf, as well as the use of potentially dangerous dispersants to combat the spill. In May 2011 our Company filed a claim with the Gulf Coast Claim Facility (“GCCF”) for profits lost that resulted from the BP/Deep Horizon oil spill that occurred on April 23, 2010.  In our claim we alleged that we suffered significant economic losses as a direct result of the oil spill. The GCCF conditionally denied our claim pending our submission of further documentation.  In August 2011 pursuant to GCCF’s request, we provided the requested documentation.  Subsequent to providing additional documentation, our claim was denied. Our Company retains its right to sue BP and other interested parties, in either State or Federal Court, and is currently determining the best course of action to pursue its claims.

In 2010 management decided that given the uncertainty in the Florida Panhandle real estate market, the Company should expand its focus beyond real estate, and explored a number of different opportunities to grow and to enhance shareholder value.

In September 2010, we formed a wholly-owned subsidiary, NB Regeneration, Inc., a Florida corporation (“NB Regeneration”) designed to pursue business opportunities relative to the production of nitrogen fertilizers used in the global agricultural market. In 2008 the global market for nitrogen fertilizers was approximately 100 million tons, and the Company aims to construct facilities that will enable it to produce 0.05-1.0% of the existing demand.

In February 2011, we retained Jacobs Consultancy to develop a preliminary facility configuration and economic forecast for one of its planned fertilizer facilities in Central America, and in April 2011, Jacobs delivered to our Company its final report, which we believe bears out the financial viability of the project.

On May 25, 2011, NB Regeneration, entered into a Memorandum of Understanding with United Advisory & Offshore Services, Corp., a Panama corporation (“United Advisory”), which was formed to build and operate a nitrogen fertilizer facility in the Free Trade Zone in the Republic of Panama. The facility will produce a minimum of 4,000 metric tons of urea and/or ammonia on a daily basis.  Pursuant to the agreement, NB Regeneration will develop, construct, and operate a fertilizer production facility, and a Panamanian investment group will undertake to provide the funds to build the Outer Battery Limits, which shall include:  site for the facility, dock facilities, loading and unloading facilities for raw materials and product, obtain all necessary approvals, licenses and permits necessary for the construction and operation of the facility.  The Panamanian investment group will receive a 49% stake in United Advisory and NB Regeneration will receive a 51% of United Advisory.   The parties, through their respective attorneys, continue towards finalizing a definitive agreement.

We estimate that the facility will take 30-36 months to complete, and upon completion the facility will produce a minimum of 4,000 metric tons of urea and/or ammonia on a daily basis.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means New Bastion Development, Inc, New Bastion Florida  and NB Regeneration. Our principal office is located at 11985 Southern Boulevard, Suite 191, Royal Palm Beach, Florida 33411. This Report on Form 10-K includes the names of various government agencies and the trade names of other companies. Use or display by us of such other parties’ names and trade names in this information statement is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Our Nitrogen Fertilizer Production Business – NB Regeneration

Our nitrogen fertilizer production business is operated through NB Regeneration. We formed NB Regeneration in September 2010 to pursue business opportunities relative to the production of nitrogen fertilizers used in the global agricultural market. In 2008 the global market for nitrogen fertilizers was approximately 100 million tons, and our Company aims to construct facilities that will enable it to produce 0.05-1.0% of the existing demand.

In February 2011, we retained Jacobs Consultancy to develop a preliminary facility configuration and economic forecast for one of its planned fertilizer facilities in Central America, and in April 2011, Jacobs delivered to our Company its final report, which we believe bears out the financial viability of the project.

On May 25, 2011, NB Regeneration entered into a Memorandum of Understanding with United Advisory & Offshore Services, Corp., a Panama corporation (“United Advisory”), which was formed to build and operate a nitrogen fertilizer facility in the Free Trade Zone in the Republic of Panama. The facility will produce a minimum of 4,000 metric tons of urea and/or ammonia on a daily basis.  Pursuant to the agreement, NB Regeneration will develop, construct, and operate a fertilizer production facility, and a Panamanian investment group will undertake to provide the funds to build the Outer Battery Limits which shall include:  site for the facility, dock facilities, loading and unloading facilities for raw materials and product, obtain all necessary approvals, licenses and permits necessary for the construction and operation of the facility.  The Panamanian investment group will receive a 49% stake in United Advisory and NB Regeneration will receive a 51% of United Advisory. The parties, through their respective attorneys, continue towards finalizing a definitive agreement

We estimate that the facility will take 30-36 months to complete, and upon completion the facility will produce a minimum of 4,000 metric tons of urea and/or ammonia on a daily basis.

Industry Overview

Nitrogen, phosphate and potassium are the three essential nutrients plants need to grow for which there are no substitutes. Nutrients are depleted in soil over time and therefore must be replenished through fertilizer use. Phosphate and potassium can be retained in soil for up to three years. Nitrogen is the most quickly depleted nutrient and must be replenished every year. Failure to replenish nitrogen strongly affects crop yields.

Increasing global demand for fertilizers is driven by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, or IFA, from 1972 to 2010, global fertilizer demand grew 2.1% annually. Fertilizer use is projected to increase by 17% to meet global food demand over the next 20 years. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China’s grain production increased 31% between September 2001 and September 2009, but still failed to keep pace with increases in demand, prompting China to double its grain imports over the same period, according to the United States Department of Agriculture, or USDA.  Over the last ten years, global nitrogen fertilizer demand has shown a compound annual growth rate of 2.1% and is expected to grow 1.0% per year through 2020, according to Blue, Johnson & Associates, Inc.

Most feedstock studies relative to the production of nitrogen fertilizer indicate that the cost of feedstock comprises between 85-90% of the cost of production.  The majority of the existing nitrogen fertilizer plants are only capable of using natural gas as its feedstock.  With global demand for natural gas as a fuel expected to increase substantially over the next 30 years, according to the United States Department of Energy, the cost of feedstock for these facilities will certainly increase.  It should be noted that in 2008 when natural gas prices rose dramatically to almost $14$/mmbtu, granular urea prices topped $800 P/T.

Pure-Play Nitrogen Fertilizer Company

We believe that as a pure-play nitrogen fertilizer company we will be well positioned to benefit from positive trends in the nitrogen fertilizer market.  We expect to derive substantially all of our revenue from the production and sale of nitrogen fertilizers, primarily in the agricultural market.  Nitrogen is an essential element for plant growth because it is the primary determinant of crop yield. Nitrogen fertilizer production is a higher margin, growing business with more stable demand compared to the production of the two other essential crop nutrients, potassium and phosphate, because nitrogen must be reapplied annually.

Competitive Advantage

We intend to construct a world class fertilizer facility in the free trade of the Republic of Panama that will produce 4,000 metric tons daily of urea granulate.  We will gain a competitive edge due to the favorable tax treatment afforded companies located in the free trade zone.  Additionally, geographic proximity to major shipping lanes will enable us to capitalize on a lower cost of shipping its product.

The facility is being constructed to use pet coke as its primary raw material feedstock in its nitrogen fertilizer production process. Pet coke is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we can produce ammonia and urea at a cost substantially less than our competitors. We are currently negotiating a long-term supply contract to secure pet coke at approximately $55 per ton for a 5 year period or greater. Further competitive advantage will be realized when natural gas prices rise as a result of global economic recovery. These advantages should enable us to effectively supply our product to the world’s largest consumers.

NB Regeneration intends to accept bids from Engineering/Procurement/ Construction (EPC) contractor for the completion of the project. Additionally, it will be necessary to sign license agreements with a process technology firms which would include all rights to use the licensed technology as well as a process package that included process engineering, overview of process design, input into specialized equipment design, training of operating personnel and startup assistance.  The EPC contractor would be responsible for detailed process design, equipment specifications, instrumentation design, and OSBL design along with procuring materials and equipment required to complete the construction and the actual construction of the ISBL and OSBL facilities.

Our Real Estate Business – New Bastion Florida

Our real estate business is operated through New Bastion Florida. New Bastion Florida (www.newbastiondevelopment.com) is a development stage company that has been involved in real estate and real estate development in Northwest Florida for the past 4 years based upon expectations that the opening of the new airport would attract visitors and potential new residents from all parts of the U.S, Canada and Europe as well as new commercial development and investment. The recent oil spill in the Gulf of Mexico has had an adverse effect on real estate and real estate opportunities in Northwest Florida, and the company is currently examining its real estate options.

New Bastion Florida was formed for the purpose of exploiting local real estate opportunities in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna area”) located in Northwest Florida, which is the last major undeveloped area in Florida. The first post-911 airport, Northwest Florida Beaches International Airport, broke ground on November 1, 2007 on 4,000 acres located in the Panama City/Marianna area that were donated by the St. Joe Company (NYSE: JOE).  The project was completed on May 23, 2010 and it serves as a gateway to Northwest Florida and its beautiful world-famous beaches. The airport serves Southwest Airlines and Delta Airlines, which together provide daily flights to key U.S. destinations, including cities serving as international gateways.

New Bastion Florida currently maintains an inventory of real estate in the region that consists of, commercial property and platted lots in existing communities.

Until recently, over the last several decades Florida’s population has grown ata rate in excess of 1,000 new residents per day. This growth in conjunction with the over-heated housing market caused median housing prices in the State to increase dramatically over the past five years in Florida’s most populated cities, yet wages increased only minimally over the same period of time, causing many to seek alternative locations elsewhere within the State.  Additionally, overcrowding, traffic and lifestyle issues have caused many residents who currently live in Florida to seek relocation within and outside the State to other areas that are more conducive to their needs. A major component of any projected increase in Florida’s population will include ‘baby boomers” that are searching for the ideal place to purchase a second home with eventual retirement in mind. Management has identified key areas in the Panama City/Marianna area, where it expects growth and appreciation to outpace the State in general.

Our Company’s current strategy involves developing and/or marketing the immediately buildable, pre-platted vacant lots that we currently own to end users and investors.

New Bastion Florida currently owns approximately $800,000 of land inventory marked down to current prices, including approximately 60 buildable lots in existing equestrian and golf course communities. The Company currently has ceased all real estate activities in the region pending determination of such unknown factors as extent of damage both ecological and economic caused as a result of the BP Oil spill in April 2010, current U.S. housing trends, and U.S. economic conditions.

Compass Lake in the Hills

Compass Lake in the Hills is a master planned community (www.compass-lake.com) located in Jackson County, Florida that comprises more than 10,000 acres. It features 6,341 one acre plus home sites among the rolling hills of Northwestern Florida and two major spring-fed lakes, Compass Lake (600 acres) and McCormick Lake (200 acres). Additional features include equine facilities, a community pool, tennis courts, restaurant, activities and more.

All lots in Compass Lake are pre-platted improved lots eligible to be built on immediately, with building permits generally obtainable within 5 to10 days. This provides a competitive advantage to our Company since most new major developments in both Jackson and Washington Counties require approval by the Florida Department of Community Affairs (the “DCA”). Given the lack of infrastructure in the region and the tremendous impact that the anticipated population influx brought on by the new airport will have on existing infrastructure services (roads, schools, utilities, etc), the DCA is requiring that all developers of any major new development in the State demonstrate to the DCA “concurrently” with their development plan how infrastructure services will be provided. As a result of this additional burden on major new development, we consider it unlikely that any new major development that may be competitive with either Compass Lake in the Hills or Sunny Hills (see below) will be approved for several years, thereby providing our Company with the opportunity to brand ourselves years ahead of much of our competition.

Our Company currently owns approximately 50 vacant lots in this community.  Our plan is to eventually partner with a builder and sell second homes and vacation home/lot packages in this community We have delayed the initiation of this plan due to the BP Oil spill, current housing crisis and the bad economy; and we cannot predict when these factors will change and provide us with a better environment to begin to implement this plan.

Our initial marketing plan provided for our Company to test several different creative versions of a 00:60 second commercial on television in the Atlanta, Birmingham, Miami/Ft Lauderdale, and New Orleans markets, all of which are within a reasonable driving distance to Compass Lake.  Our television ads, once we begin to air them, will be supported with print ads in Digest of Homes and other real estate publications, along with a directed e-mail campaign in the target areas. We cannot assure you these this marketing plan will be implemented at any time in the near future.

Sunny Hills

Sunny Hills is a Deltona Corporation master planned golf course community (www.deltona.com) located in Washington County, Florida that comprises more than

17,000 acres.  Its massive plan includes schools, medical facilities and hospitals, as well as commercial establishments.  It is roughly in the center of the Panhandle, near Marianna, Florida with Panama City, Florida as the closest big city that is approximately 40 miles south via Rt. 231 and approximately 20 miles from the new airport site. This community is currently comprised of approximately 50% retirees and 50% working families that commute to jobs in Panama City.

Similar to Compass Lake in the Hills, all lots in Sunny Hills are pre-platted improved lots eligible to be built on immediately.  Our Company owns 9 vacant lots on paved roads that are immediately buildable. These lots range in size from .23 acres to .50 acres.

We believe that Sunny Hills will be a preferable community for many workers to reside in due to its 20 mile proximity to Northwest Florida Beaches International Airport.  Consequently, we intend to market an affordable, entry level homes that will be geared towards the working class.

Acquisition of Undervalued Raw Acreage for Subsequent Development

We believed that commercial development would afford our Company substantial opportunity over the next 3-5 years, however, given the unforeseen market events described above, we are unsure of an estimated timetable for execution of our real estate plan.  We own the following large tracts of raw acreage in the Panama City/Marianna area that we considered to be undervalued but ideal for future development and/or resale to builders, developers and investors:

27 Acres Adjacent To Marianna, Florida City Limits

We acquired a 27 acre tract on the north side of Highway 90 immediately adjacent to the western city limit of Marianna, Florida.  The property is 0.6 miles east of Cottondale, Florida and 1 mile east of Interstate 10.  The property is currently zoned Mixed Use Urban Transitional (MUUT).  The following land uses are permitted in the MUUT future land use category:

•

Agriculture and Silviculture;

•

Light manufacturing, light truck distribution/warehousing, office/professional, neighborhood commercial, and enclosed storage;

•

Residential from one (1) dwelling unit per acre up to twelve (12) dwelling units per acre (residential land cannot occupy over 40% of the total area of a MUUT parcel); and

•

Community Facilities (places of worship, community centers, public/private schools, daycare centers).

Compass Preserve

Our Company entered into an agreement with Case Golf (www.casegolf.com) to develop a world-class golf course community within a reasonable distance from the new airport. To that end, a preliminary master plan has been developed which creates a unique golfing experience for its residents.  The community was to include an 18 hole championship golf course, 274 one acre home sites beautifully set in a secluded wooded environment, a club house, a beach club and 38 cottages with beachfront access. On May 14, 2009, we entered into an agreement to purchase 757 acres abutting Compass Lake in Marianna, Florida for the purpose of building such a golf course community.  Several issues involving access to the subject property had to be resolved prior to completion of the proposed purchase. In April 2010, our Company and the land owner reached a verbal agreement regarding the final sale of the property, however, we abandoned our plan to purchase the property and move forward with our plan with Compass Preserve due to the damage and uncertainty created by the BP Oil spill.  On October 21, 2009 we entered into an agreement to purchase a Lakefront estate on 20 acres.  The estate is located approximately 45 minutes from the Northwest Florida Beaches International Airport and includes a 7,900 sq ft main house, a 2,600 sq ft social house, and other structures that are suitable for informal gatherings.  The estate sits on Compass Lake and has 600-700 feet of private beach.

Under the terms of the agreement, we had the choice to purchase the property for a cash price of $2.3 million or a purchase price of $2.7 million which includes owner financing.  We acquired the right to purchase this property for development purposes, to wit: to convert the main house into a clubhouse for our proposed Compass Preserve Golf Course Community. Again, following the occurrence of the BP Oil Spill in April 2010, we abandoned our plan to purchase this property.

Our Competition

The real estate development and acquisition industry in Florida is a highly competitive marketplace, and we are competing with many companies on all levels. The businesses with which we compete include real estate developers or owners, public companies and investment funds, most of which are better capitalized or have other features that may make it difficult for us to compete effectively. Numerous other developers will be competing with us in attracting purchasers, and some of the competing properties may be newer, better located or owned by parties better capitalized than our Company. Also, the number of competitive properties in our target areas could have a material adverse effect on our ability to successfully market our properties.

Environmental and Other Regulations

We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of commercial facilities. We are also subject to the same types of local regulations governing other real property, including zoning ordinances.

Federal Income Tax Consequences

Our Company does not expect to operate as to qualify as a REIT under the Internal Revenue Code of 1986 (the Code).  As a result, we will not be entitled to a deduction for dividends paid to our shareholders in calculating our taxable income.

Item 1A.

Risk Factors.

Investing in our common stock is risky. In addition to the other information contained in this annual report, you should consider carefully the following risk factors in evaluating us and our business. If any of the possible negative events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

We have incurred substantial operating losses over the past several years and will continue to incur substantial operating losses for the foreseeable future.

We incurred significant losses and experienced negative cash flow over the past several years. We incurred a net loss of $592,993 for the year ended December 31, 2010 and $835,389 for the year ended December 31, 2009. We anticipate that we will continue to incur operating losses through at least 2011.

We will not generate significant revenue in the forseeable future. We expect to continue to make significant operating and capital expenditures in connection with the development and construction of our contemplated fertilizer facility, and expect to continue to incur significant losses until the production of our facility is complete and we commence sales. As a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

Our independent  registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern

Our independent registered public accounting firm has included an explanatory paragraph in their audit report issued in connection with our consolidated financial statements which states that our significant losses and accumulated deficits during 2010 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully complete our development program and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•

establish product sales and marketing capabilities;

•

establish and maintain markets for our potential products;

•

identify, attract, retain and motivate qualified personnel;

•

develop product production facilities and outside contractor relationships;

•

maintain our reputation and build trust with customers; and

•

fund the capital expenditures required to develop our NB Regeneration business plan.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we do not have sufficient funds to finance our operations. We will need to obtain additional future financing to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We currently have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

The loss of certain of our key personnel, or any inability to attract and retain additional personnel, could impair our ability to attain our business objectives.

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Elliot Bellen, our Chief Executive Officer and Michael Sydow, CEO of NB Regeneration. Accordingly, the loss of the services of any of these persons would adversely affect our business and our ability to timely implement our business plan, and impede the attainment of our business objectives.

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel to assist us with operation of our facility. Competition for highly educated qualified personnel is intense. If we fail to hire and retain a sufficient number of qualified management, engineering, sales and technical personnel, we will not be able to attain our business objectives.

Risks Related to Our Future Nitrogen Fertilizer Business

Our operations will be entirely dependent on third-party parties, including a foreign investment group, who have committed to build the Outer Battery Limits of the facility at a cost of approximately $400 million, and the Republic of Panama which will be issuing the requisite permits to commence construction of the facility.

Our operations will be entirely dependent on third-party parties, including a foreign investment group, who have committed to build the Outer Battery Limits of the facility at a cost of approximately $400 million, and the Republic of Panama, which will be issuing the requisite permits to commence construction of the facility. A deterioration in the financial condition of the foreign investment group or their unwillingness to perform in accordance with their contractual obligations, or our failure to obtain the requisite building permits from the Republic of Panama would prevent us from implementing any portion of our business plan and commencing construction of the facility.  We estimate that the facility will take 30-36 months to complete, and upon completion the facility will produce a minimum of 4,000 metric tons of urea and/or ammonia on a daily basis. We cannot assure you that the facility will be constructed successfully or at all or, if constructed, that it will provide us with profitable operations.

Additionally, delays are common in the construction. Disruptive events may include shortages of, or the inability to obtain, labor or materials, the inability of the contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, changes in national or local laws or regulations and other factors or circumstances presently unknown to or unanticipated by our Company. We may have little control over such events, and such events may adversely affect the cost and completion time of the facility.

The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile and have experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose us to significant fluctuations in our future operating and financial results, and expose you to material reductions in the trading price of our common stock.

We will be exposed to fluctuations in nitrogen fertilizer demand in the agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our financial condition, cash flows and results of operations, which could result in significant volatility or material reductions in the price of our common units or an inability to make quarterly cash distributions on our common units.

Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The price of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated.

Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen-based fertilizers are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our business, cash flow and ability to make distributions.

Any decline in agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the market for nitrogen fertilizer, and on our future results of operations and financial condition.

Conditions in the agricultural industry will significantly impact our future operating results. The agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, world demand for agricultural products and policies regarding trade in agricultural products. Prices of fertilizer products may directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer.

Nitrogen fertilizer products are global commodities, and we will face intense competition from other nitrogen fertilizer producers.

Our business is will be subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. We will compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities.

Environmental laws and regulations on fertilizer end-use and application and numeric nutrient water quality criteria could have a material adverse impact on fertilizer demand in the future.

Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for fertilizer products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell fertilizer products to end users.

Risks Related to Our Real Estate Business

Debt secured with our real property as collateral could subject our company to the risk of loss of all of our real property.

The debt service on our current real property is approximately $1,000 per month, and this debt is secured by a portion of our real property. We are currently in default on a note for approximately $72,000 which is the subject of a lawsuit   In the event we do not prevail in the lawsuit or do not settle the matter, we could incur the loss of some of our real property, which would materially and adversely affect our Company.

Our future operating results will be subject to varying degrees of risk generally incident to the ownership of real property.

Our future operating results will be subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of our real estate investments and our income will be dependent upon our ability to manage our inventory of properties in a manner sufficient to obtain sufficient cash flow. Our Company’s properties and any income derived there from may be adversely affected by a number of factors, including the perceptions of prospective purchasers of the attractiveness of its properties; the ability of our Company to manage and maintain its real properties and secure adequate insurance; changes in national economic conditions; changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics; competition from others; changes in interest rates and in the availability, cost and terms of mortgage funds; the impact of present or future environmental legislation and compliance with environmental laws; changes in real estate tax rates and other operating expenses; adverse changes in governmental rules and fiscal policies; uninsured losses resulting from casualties associated with civil unrest, acts of God, including natural disasters, and acts of war; adverse changes in zoning laws; and other factors which are beyond our Company’s control.

A portion of our business is dependent on the real estate market at this time.

The real estate market has historically been cyclical, with significant downturns during which commercial and residential occupancy rates, rents and property values declined substantially. We are currently in the midst of one of these downturns. The last significant downturn of this kind was in the early 1990s, and we cannot predict when the current downturn will end. Although our Company is attempting to position itself to take advantage of the current downturn, there is no guarantee that it will be successful in doing so and that its properties will not lose much or all of their value.

Real estate holdings can be difficult to sell in unfavorable economic conditions and can have unpredictable decreases in value.

We buy, own and sell real estate. Real estate investments are illiquid and can be difficult to sell, especially when economic conditions are unfavorable. This makes it difficult for us to vary our investment portfolio and to limit our risk when economic conditions change. Decreases in market rents, negative tax, real estate, and zoning law changes, and changes in environmental protection laws could also lower the value of our investments and decrease our income.

Development Activities Can Result in Unforeseen Risks and Increases in Costs.

Our Company intends to develop some of the properties it currently owns or plans to acquire, and delays are common in the development industry. Disruptive events may include shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, changes in Federal, state or local laws or regulations and other factors or circumstances presently unknown to or unanticipated by our Company. We may have little control over such events, and such events may adversely affect the cost and completion time of the facilities.

We May Be Subject to Liability for Environmental Cleanup Costs and Damages for Contamination Related to Our Properties.

Since we intend to own and develop real property, various federal, state and local laws might impose liability on us for the costs of removing or remediating various hazardous substances released on, in or from our property. These laws may impose liability whether or not we knew of or caused the release. We intend to obtain environmental assessments on the properties that we plan to acquire. However, these environmental assessments might not reveal all potential environmental liabilities or claims for such liabilities or may underestimate the potential liability associated with identified releases of hazardous substances or other environmental matters. The presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially adversely affect our ability to develop or sell the property, or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. In addition, if hazardous substances are located on or released from one of our properties, we could incur substantial liabilities through a private party personal injury claim, a claim by an adjacent property owner for property damage, or a claim by a governmental entity for other damages. This liability may be imposed on us under environmental laws or common law principles. It is also possible that future laws, ordinances or regulations or new interpretations of existing environmental laws, ordinances or regulations will impose material environmental liability on us; the environmental conditions of properties we own or operate may be affected by other properties in the vicinity or by the actions of third parties unrelated to us; or our builders will introduce hazardous or toxic substances into the properties we may own and expose us to liability under federal or state environmental laws. The costs of defending these claims, conducting this environmental remediation or responding to such changed conditions could materially adversely affect our financial condition and results of operations.

Property Taxes Can Increase and Cause Us to Lose Money on Investments.

Each of our properties will be subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Depending on local market conditions, we may not be able to offset the tax increases, which could materially adversely affect our financial condition and results of operations.

Any properties that we own will be subject to various federal, state and local regulatory requirements.

Any properties that we own will be subject to various federal, state and local regulatory requirements. Failure to comply with all applicable regulatory requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

We face potential underinsured losses on our investments.

We intend to maintain title and other property-related insurance on all our properties. We will exercise discretion in determining amounts, coverage limits and deductibility provisions of title, casualty and other insurance relating to our properties, based on appraisals and our purchase price for such property, in each case to obtain appropriate insurance coverage at a reasonable cost and on suitable terms. This might mean that, in the event of a loss, our insurance coverage would not pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also increase the replacement cost of a facility after it has been damaged or destroyed. In that case the insurance proceeds that we receive might not be enough to restore us to our economic position with respect to the property.

We have strong competitors that may have better resources and other advantages over us.

The acquisition and development industry in Florida is highly competitive. We will be competing on all levels with public companies and other major development companies and real estate funds and entrepreneurs. Many of our competitors will have greater resources than we do, including better access to financing and greater cash reserves. We will be competing for acquisition opportunities that may reduce the number of suitable acquisition opportunities offered to our Company and increase the bargaining power of property owners seeking to sell. We will be competing to attract purchasers to sell our properties to, and some of the competing properties may be newer, better located or owned by parties better capitalized than the Company. We cannot guarantee you that we will be successful in competing against our competitors and the result in some cases may be lower revenue, which could adversely affect our Company.

Real estate financing may not be available or feasible

It may be necessary for us to finance our some of our operations with traditional bank financing or other debt financing. If we were unable to obtain financing on acceptable terms, we may not be able to pursue our plan of business. If prevailing interest rates or other factors at the time of such financing result in high interest rates, our interest expense will increase more than projected, which would adversely affect our results from operations.

Risk of rising interest rates.

Increases in interest rates could increase the Company's interest expense, which would adversely affect the Company's operations.

Our operations do not qualify our company as a REIT.

We do not operate our Company so as to qualify as a REIT under the Internal Revenue Code; therefore, neither our Company nor its shareholders will obtain the favorable tax treatment that a REIT provides.

Our property acquisitions may not receive favorable tax treatment.

We cannot assure you that the Internal Revenue Service (the “IRS”) or the Florida Department of Revenue will ultimately assent to our tax treatment of a consummated property acquisition. If IRS or the Florida Department of Revenue recharacterizes the tax treatment of such a transaction, our Company may incur adverse tax consequences.

Risks Related to Owning Our Common Stock

No opportunity for shareholder evaluation or approval of property acquisitions or dispositions.

Our non-management shareholders will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financial or other information in connection with selecting a potential property for acquisition or disposition. They will not receive or otherwise have the opportunity to evaluate the specific merits or risks of any one or more property acquisition(s) or dispositions(s) and will have no control over the decision making relating to such. As a result, non-management shareholders of the Company will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a property acquisitions and dispositions.

Our management has conflicts of interest.

We currently, and may in the future, compensate our management with substantial salaries and other benefits.  The payment of such salaries and benefits may be a burden on us and may be a factor in limiting or preventing us from achieving profitable operations in the future.  Our board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees within the near future. Additionally, there is no limit on the amount of reimbursable expenses to our officers and directors, and there will be no review of the reasonableness of such expenses by anyone other than our Company's board of directors. See “Use of Proceeds” and “Directors and Executive Officers and Corporate Governance.”

Some of our directors and officers are currently principals of other businesses and are not required to commit their full time to our Company affairs.  As a result, conflicts of interest may arise with respect to allocating management time among various business activities.  We cannot assure you that our officers’ and directors’ other activities will not interfere with their ability to discharge their obligations to our Company. See “Conflicts of Interest.”

We do not anticipate paying cash dividends on our common stock at this time.

We have not paid any cash dividends on our common stock to date, and we do not anticipate paying cash dividends at this time, or in the foreseeable future. As a result, shareholders will not receive any type of dividend income. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, capital requirements and general financial condition, and will be within the discretion of our board of directors. See “Our Company’s Securities.”

If additional securities are issued, you may experience ownership dilution.

Our articles of incorporation provide that we may issue up to 100,000,000 shares of common stock, $0.10 par value and 5,000,000 shares of preferred stock. In the event we issue additional shares of our stock in connection with our contemplated growth plans or otherwise, our shareholders will experience future ownership dilution that could adversely affect prevailing market prices for our common stock.

Shares Eligible for Future Sale May Adversely Affect the Market

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to recent amendments to Rule 144, a non-

affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

There Is A Limited Market For Our Common Stock Which May Make It More Difficult For You To Sell Your Stock

Our Company’s common stock is quoted on the OTC under the symbol "NWBA." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

Our Company’s Stock Price May Be Volatile

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

additions or departures of key personnel;

•

sales of our Company’s common stock;

•

our Company’s ability to execute our business plan;

•

operating results below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our Company’s financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Company’s common stock.

Our common stock is considered a “penny stock” and as a result, related broker-dealer requirements may hamper its trading and liquidity.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ

Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our common stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our office address is 11985 Southern Boulevard, Suite 191, Royal Palm Beach, Florida 33411.  Our investment properties are as follows:

Residential Subdivision	County	Property ID	Size	Physical Address

Compass Lake	Jackson	02-2N-11-0087-1350-0500	1+	Frederica Drive
Compass Lake	Jackson	02-2N-11-0087-1350-0510	1+	Frederica Drive
Compass Lake	Jackson	02-2N-11-0087-1320-0080	1+	Carisbad Avenue
Compass Lake	Jackson	02-2N-11-0086-0810-0080	1+	Nezperce Drive
Compass Lake	Jackson	02-2N-11-0087-1960-0080	1+	Benton Avenue
Compass Lake	Jackson	02-2N-11-0087-1910-0090	1+	Ocala Drive
Compass Lake	Jackson	02-2N-11-0084-0670-0080	1+	Azalea Street
Compass Lake	Jackson	02-2N-11-0083-00E0-0250	1+	Nortek Blvd. (Paved Road)
Compass Lake	Jackson	02-2N-11-0086-0910-0010	1+	Fairview Road (Paved Road & Oversized)
Compass Lake	Jackson	02-2N-11-0086-0950-0150	1+	Fairview Road & Adams Drive (Paved Road)
Compass Lake	Jackson	02-2N-11-0095-2690-0040	1+	Sherry Circle

Compass Lake	Jackson	02-2N-11-0095-2110-0210	1+	Vancouver Drive (Paved Road)
Compass Lake	Jackson	02-2N-11-0087-1670-0140	1+	Holly Spring Avenue
Compass Lake	Jackson	02-2N-11-0095-2270-0310	1+	Sycamore Street
Compass Lake	Jackson	02-2N-11-0087-1650-0100	1+	Holly Springs Avenue
Compass Lake	Jackson	02-2N-11-0087-1730-0210	1+	Battleground Ave
Compass Lake	Jackson	02-2N-11-0083-00Q0-0030	1+	Jackson Road
Compass Lake	Jackson	02-2N-11-0084-0380-0460	1+	Tanager Court
Compass Lake	Jackson	02-2N-11-0087-1980-0250	1+	Deer Run
Compass Lake	Jackson	02-2N-11-0087-1520-0500	1+	GRAND QUIVIERA CR
Compass Lake	Jackson	02-2N-11-0095-2670-0270	1+	HIGHLANDS CR
Compass Lake	Jackson	02-2N-11-0087-1350-0980	1+	Holly Spring Avenue
Compass Lake	Jackson	02-2N-11-0087-1370-0330	1+	Jefferson
Compass Lake	Jackson	02-2N-11-0081-00K0-0260	1+	Magnolia
Compass Lake	Jackson	02-2N-11-0095-2750-0090	1+	Momence
Compass Lake	Jackson	02-2N-11-0095-2750-0100	1+	Momence
Compass Lake	Jackson	02-2N-11-0086-0890-0150	1+	Nebraska Circle
Compass Lake	Jackson	02-2N-11-0095-2370-0120	1+	Odum
Compass Lake	Jackson	02-2N-11-0095-2380-0610	1+	Olivia
Compass Lake	Jackson	02-2N-11-0095-2350-0110	1+	Pembroke
Compass Lake	Jackson	02-2N-11-0095-2340-0040	1+	Pembroke
Compass Lake	Jackson	02-2N-11-0087-1800-0060	1+	Southern
Compass Lake	Jackson	02-2N-11-0084-0380-0110	1+	Starling Avenue
Compass Lake	Jackson	02-2N-11 0095-2280-0490	1+	Triangle
Compass Lake	Jackson	02-2N-11-0087-1750-0160	1+	Union
Compass Lake	Jackson	02-2N-11-0095-2300-0050	1+	Wells
Compass Lake	Jackson	02-2N-11-0081-00R0-0010	1+	Woodland
Compass Lake	Jackson	02-2N-11-0095-2260-0320	1.03	Anderson Drive
Compass Lake	Jackson	02-2N-11-0083-00D0-0180	1.25	Ash Court
Compass Lake	Jackson	02-2N-11-0084-0500-0100	1.14	Aster Circle
Compass Lake	Jackson	02-2N-11-0087-1390-0060	1.78	Chaco Circle
Compass Lake	Jackson	02-2N-11-0087-1180-0260	1.23	Coconino Circle
Compass Lake	Jackson	02-2N-11-0095-2580-0040		Fairborn Ave
Compass Lake	Jackson	02-2N-11-0087-1450-0030		Fairview Road
Compass Lake	Jackson	02-2N-11-0083-10AE-0110		Nortek Blvd.
Compass Lake	Jackson	02-2N-11-0084-0610-0280		Nortek Blvd.
Compass Lake	Jackson	02-2N-11-0084-0360-0210		Cardinal Road
Compass Lake	Jackson	02-2N-11-0086-0890-0200		Nebraska Circle
Compass Lake	Jackson	02-2N-11-0083-00D0-0020		Tamarac
Compass Lake	Jackson	02-2N-11-0084-0380-0200		Starling Avenue
Compass Lake	Jackson	02-2N-11-0083-10BC-0100		Cherokee Street
Compass Lake	Jackson	02-2N-11-0087-1620-0480		Hatreras Ct
Compass Lake	Jackson	02-2N-11-0083-00T0-0010		Jackson Road
Compass Lake	Jackson	02-2N-11-0084-0360-0220		Quail Road
Sunny Hills	Washington	00000000-19-1083-0003	0.24	Blackstone Drive Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0450-0031	0.29	Pintado Court Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0423-0007	0.23	Alhamba Drive Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0428-0022	0.34	Clayton Court Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0433-0002	0.23	Coronado Drive Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-01-0106-0006		Lot 6, Block 106, Unit one

Sunny Hills	Washington	00000000-08-0501-0036	Lot 36, Block 501, Unit eight
Sunny Hills	Washington	00000000-07-0422-0013	Lot 13, Block 422, Unit seven
Sunny Hills	Washington	00000000-07-0466-0013	Lot 13, Block 466, Unit Seven

Commercial

	Jackson	31-5N-10-0000-0170-0000	27	Hwy 90, Marianna, Florida 32446
	Flagler	21-10-28-2775-00040-1009	0.87

A further description of our investment properties can be found under the section of this Form 10-K captioned “Item 1. Business - Our Real Estate Business – New Bastion Florida.”

Item 3.

Legal Proceedings.

Somerset Financial Lawsuit

In October 2010, Somerset Financial Group Pension Trust sued, inter alia, New Bastion Development, Inc. for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  Somerset’s Motion for Summary Judgment against the Defendants was denied. The parties are now actively engaged in the discovery process.  The parties are actively involved in settlement negotiations and we hope to resolve this matter prior to trial.

BP Oil Spill Lawsuit

In May 2011 our Company filed a claim with the Gulf Coast Claim Facility (“GCCF”) for profits lost that resulted from the BP/Deep Horizon oil spill that occurred on April 23, 2010.  In our claim we alleged that we suffered significant economic losses as a direct result of the oil spill. The GCCF conditionally denied our claim pending our submission of further documentation.  In August 2011 pursuant to GCCF’s request, we provided the requested documentation.  Subsequent to providing additional documentation, our claim was denied. Our Company retains its right to sue BP and other interested parties, in either State or Federal Court, and is currently determining the best course of action to pursue its claims.

We are not aware of any other litigation or threatened litigation of a material nature.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is currently traded under the symbol NWBA on the over-the-counter pink sheets.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High		Low
		Bid	Ask	Bid	Ask

2009	1st Quarter	1.01	1.12	.03	.35
	2nd Quarter	.70	.77	.01	.38
	3rd Quarter	.45	.69	.02	.35
	4th Quarter	.33	.35	.010	.25

2010	1st Quarter	.42	.51	.19	.30
	2nd Quarter	.25	.37	.01	.12
	3rd Quarter	.15	.25	.02	.12
	4th Quarter	.15	.25	.03	.14

Holders

As of the date of this annual report, we have a total of 28,498,802 shares of common stock outstanding, held of record by 1,250 shareholders of record. We have 210 shares of series A convertible preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

In December 2010, we issued 480,000 shares of our common stock as partial conversion ($6,000) of a convertible note at a conversion price of $0.0125.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Sales of our securities during 2011 are described in our audited financial statements and Note 16 – Subsequent Events thereto.

Item 6.

Selected Financial Data.

Not Applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

For the Year Ending December 31, 2010 Compared to the Year Ending December 31, 2009

Results of Operations

Sales.  Sales were $140,000 for the year ending December 31, 2010 compared to $3,500 for the year ending December 31, 2009.  Despite the fact the Company’s business plan was to improve its real estate holdings, in both periods the Company sold existing real estate inventory at a loss to raise needed capital for operations, and cost of sales is indicative of the value that the Company was carrying such inventory on its books.   Given the current weakness in the real estate market the Company plans to explore alternative financing options to meet its future operating requirements.

Cost and Expense.  Cost and expenses were $170,919 for the year ending December 31, 2010 compared to $770,386 for the year ending December 31, 2009. The decrease of approximately $600,000 is mostly the result of a $482,000 impairment charge that the Company expensed in 2009 to reflect the declining values in the real estate market.    General and Administrative expenses were $90,511 for the year ending December 31, 2010 compared to $150,168 for the year ending December 31, 2009.  This decrease is reflective of the Company’s decision to limit its operations in 2010, as it scaled back operations following the BP Oil Spill in April 2010.

Loss from Operations.  Losses from operations were $480,919 for the year ending December 31, 2010 compared to $777,926 for the year ending December 31, 2009.  The decrease in loss again was mainly reflective of decreased operations in 2010 and larger write-downs of inventory in 2009.

Net Loss Allocable to Common Shareholders.  Net losses allocable to common shareholders were $617,250 for the year ending December 31, 2010 compared to $851,717 for the year ending December 31, 2009.  The decrease in loss again was mainly reflective of decreased operations in 2010 and larger write-downs of inventory in 2009

Net Loss Per Share Allocable to Common Shareholders.  Net loss per share allocable to common shareholders was $0.03 for the year ending December 31, 2010 compared to $0.04 for the year ending December 31, 2009.

Liquidity and Capital Resources

Our business does not presently generate the cash needed to finance our current and anticipated operations. We will need to raise additional capital to fund our operations through December 2011. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

We expect that our cash used in operations will increase during 2011 and beyond as a result of the following planned activities:

•

The addition of management, sales, marketing, technical and other staff to our workforce; and

•

Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

Analysis of Cash Flows.

The Company’s cash position was $15,846 for the year ending December 31, 2010 compared to $56 for the year ending December 31, 2009.

The Company decided to sell some of its unimproved properties during 2010 to finance its limited operations.  Consequently, Other Assets were $804,000 for the year ending December 31, 2010 compared to $1,315,445 for the year ending December 31, 2009 This decrease in Other Assets was mainly reflective of the sale of the Company’s 90 undeveloped acres in Calhoun, County, Florida .  The sale of property was the primary reason we had $20,875 of cash provided by operating activities in 2010.

In addition to selling off real estate assets the Company borrowed funds and repaid funds to support its limited operations in 2010, and therefore had proceeds from loans of $30,000 but repaid $35,085 in other loans resulting in cash used in financing activities of $5,085. Current Liabilities were $358,273 for the year ending December 31, 2010 compared to $287,878 for the year ending December 31, 2009.   The increase in liabilities results primarily from increases in accrued preferred stock dividends and increases in accrued expenses.

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report.  A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.

Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

Not Applicable

Item 9A.

Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term/Period Served

Elliot Bellen	53	CEO, President, PFO, Director	1 yr./Since 2008
Francis Proto	68	Director	1 yr./Since 2008
Patrick O’Keefe	45	Director	1 yr./Since 2008
Michael D. Sydow	60	CEO NB Regeneration, Inc. (1)	1 yr./Since 2011
Marshall D. Owens, Jr.	68	Consulting Chemical Engineer (2)	Since 2011

(1)

Mr. Sydow is an executive officer of NB Regeneration, Inc. He does not hold an executive officer position with New Bastion Development, Inc.

(2)

Consulting Chemical Engineer is not an executive officer position, but our Company anticipates that Mr. Owens’ expertise will significantly contribute to the development of our Company.

Business experience of directors, executive officers, and significant employees

Elliot Bellen. Mr. Bellen has served as an officer and director of our Company since 2008. Mr. Bellen has spent nearly all of the twenty-five years of his professional life either creating businesses or assisting fledgling businesses to grow to the next level. To that end, his strengths include strategic planning, creation of viable capital structure and exit strategy, negotiations, hiring of management, and creating strategic alliances.  He has been the CEO of New Bastion Development since it formation in 2008.  From February 2006-April 2008 he served as President of Pan Florida Land Acquisitions Group, LLC, a Florida Limited Liability Company formed to acquire land throughout the State of Florida.  Prior to that, Mr. Bellen served as Vice President of WTEB Management, Inc. a Florida corporation that bought and sold more than 1,500 properties annually during his tenure.

Francis J. Proto. Mr. Proto has served as a director, and previously an officer, of our Company since 2008. Mr. Proto is a highly experienced Financial Executive with proven performance in Acquisitions and Divestitures, Auditing, Information Technology, Operational and Financial Control Systems Reengineering Analysis, Design, and Implementation, Human Resources, Strategic Planning and Capital Investment Analysis. The majority of his career was with Borden, Inc. Columbus, Ohio. He served as Chief Financial Officer of Borden Chemical and Plastics Limited Partnership, a Petrochemical entity in Baton Rouge, LA, with annual revenues in excess of $670 million. Prior to that Mr. Proto served as Chief Financial Officer Of Borden Global Packaging, a division of Borden, Inc. located in North Andover, MA.

Mr. Patrick O’Keefe.  Mr. O’Keefe has served as a director of our Company since 2008. Mr. O’Keefe is currently the Recruiting and Professional Relations Director for VCA/Antech (NASDAQ:WOOF) in the Northeast.  The Recruiting & Professional

Relations Director (RPRD) functions as the key contact for all doctor recruiting efforts, and is also a liaison and advocate for the veterinary staff. The RPRD is also responsible for overseeing professional relationships, doctor retention efforts, and company image.  Currently the Northeast Region encompasses over one hundred hospitals in eight states including six specialty hospitals.  From 2003-2010 Mr. O’Keefe was the Vice President of Bergh Memorial Animal Hospital. Bergh Memorial Animal Hospital is a premier veterinary teaching hospital located in the headquarters of the American Society for Prevention of Cruelty to Animals (ASPCA) the United States oldest humane organization.  Over his tenure Mr. O’Keefe increased revenues over 200% to by building a top notch veterinary team that includes board certified specialists in Internal Medicine, Cardiology, Dermatology, Surgery and Pathology.  In addition an internship program was begun in 2006 with four veterinarians, which increased to six in 2007.  Bergh Memorial Animal Hospital was featured on the hit TV series Animal Precinct on Animal Planet.  Serving the NYC area as well as supporting Humane Law enforcement and the ASPCA’s adoption’s department Bergh Memorial treated over twenty thousand pets annually.  Mr. O’Keefe was also a member of the Strategic Planning Team for the ASPCA.  In addition Mr. O’Keefe was a direct responder during Hurricanes Katrina and Rita where he was brought to Lamar Dixon to lend his operational expertise to the housing and transport of several thousand animals over a three-week period.   Prior to joining the ASPCA Mr. O’Keefe was Regional Operations Director for Veterinary Centers of America (NASDAQ: WOOF) with direct oversight of up to seventeen Animal Hospital in the NY Metro area with revenues in excess of $22 million and operating profits of 25% or higher. During his tenure with VCA Mr. O’Keefe successfully managed the acquisition and integration of ten practices purchased by VCA.  In 2001 he was recognized by the company as having the highest increase in profitability in his hospitals, with a 9% increase in revenue profit increased 53% ($2,100,000). Mr. O’Keefe has been the president of 109-117 Seaman Avenue Realty Corp, a 40 unit cooperative in Manhattan since 2004.

Michael D. Sydow. Mr. Sydow has served as CEO of NB Regeneration, Inc. since February 2011. Mr. Sydow is a practicing attorney specializing in finance mergers and acquisitions, energy and commodities, and complex litigation.  He has structured financing and acquisitions for clients in a number of industries, including transportation, communications, health care, energy and entertainment.  He has been lead counsel in cases and international arbitrations, arising from maritime disasters, ship collisions, hazardous material spills, airline disasters, toxic materials, commodities trading, intellectual property, oil and gas and international trading disputes.  He is also experienced in construction law, government contracts, and utilities regulation.  Early in his career Mr. Sydow joined the United States Navy General Counsel’s Office where he was in charge of major litigation involving research and development, construction, supply and services contracts. He received his undergraduate degree from Southwestern University.  He attended the University of Texas School of Law where he received his J.D, graduating with honors.  He was admitted to the bar in 1976.

Marshall D. Owens, Jr.  Mr. Owens has served as a Consulting Chemical Engineer to NB Regeneration, Inc. since February 2011. Mr. Owens has more than 40 years experience in all aspects of the field with more than 20 years of service for Borden Chemical in such capacities as Senior Vice President of Operations responsible for the operation of their three chemical facilities in Geismer, LA, Addis, LA, Illiopolis, Ill, and Engineering Manager.  He received his MBA at Old Dominion and his Bachelor of Chemical Engineering at the University of Virginia.

Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified.  The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file on a timely basis reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Audit Committee

The Company does not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. Mr. Francis J. Proto serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire board of directors currently participates in the consideration of executive officer and director compensation. Our board of directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

Executive officers who are also directors participate in determining or recommending the amount or form of executive and director compensation, but the ultimate determination of executive compensation is determined by the independent directors. Neither the board nor management utilizes compensation consultants in determining or recommending the amount or form of executive and director compensation.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and lack of business operations. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of shareholders and, as necessary, to fill vacancies and newly created directorships.

Risk Oversight

The Board of Directors is actively involved in the oversight of risks, including strategic, operational and other risks, which could affect our business. The Board of Directors does not have a standing risk management committee, but administers this oversight function directly through the Board of Directors as a whole, which oversee risks relevant to their respective functions. The Board of Directors considers strategic risks and opportunities and administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management and in board and committee deliberations that are closed to members of management. The interaction with management occurs not only at formal board and committee meetings but also through periodic and other written and oral communications.

Meetings of the Board and Committees

During 2010, there were 4 meetings of the Board of Directors. Each current director attended at least 75% of the total number of meetings of the board held in 2010. The Board of Directors also acted at times by unanimous written consent.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, the Board reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Elliot Bellen CEO, PFO Director(1)	2010 2009	0 39,182	0 0	0 0	0 0	0 0	0 39,182

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

No equity awards were outstanding for our named executive officers as of December 31, 2010, our latest fiscal year end.

Compensation of Directors

No compensation was awarded to, earned by, or paid to our directors for the fiscal years ended December 31, 2010.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire board of directors currently participates in the consideration of executive officer and director compensation. Our board of directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 26, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership(2)	% of Class Owned (3)

Michael Endres	1,660,000	5.82%

Michael Queen(4)	2,010,000	7.05%

1.

In care of our Company at 11985 Southern Boulevard, Suite 191, Royal Palm Beach, FL 33411.

2.

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

3.

Based on 28,498,802 shares of common stock outstanding on October 26, 2011.

4.

Includes 850,000 shares of common stock held by Zenith Holdings, an entity controlled by Barbara Queen, Michael Queen’s wife.

The following table sets forth, as of October 26, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)

Elliot Bellen	7,505,000	(5)	26.33%

Francis Proto	375,000		1.31%

Patrick O’Keefe	5,620,000	(6)	19.72%

Michael Sydow (7)	1,000,000	(8)	3.5%

Directors and Officers as a Group (3 Persons)	13,500,000	(9)	47.37%

1.

In care of our Company at 11985 Southern Boulevard, Suite 191, Royal Palm Beach, FL 33411.

2.

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein.

3.

Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

4.

Based on 28,498,802 shares of common stock outstanding on October 26, 2011.

5.

Includes 4,000,000 shares of common stock issued to Mr. Sydow pursuant to his employment agreement that have not yet vested and are under the control of our Company.

6.

Includes 2,700,000 shares held by Mr. O’Keefe as trustee FBO of Mr. Bellen’s minor children.

7.

Mr. Sydow does not hold an executive officer position with New Bastion Development, Inc. He is an executive officer of NB Regeneration, Inc.

8.

Does not include 4,000,000 shares issued to Mr. Sydow pursuant to his employment that have not yet vested.

9.

Does not include 1,000,000 vested shares issued to Mr. Sydow.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We do not have a formal written policy for review and approval of related person transactions. Our independent board members are responsible for review, approval and ratification of related person transactions between us and any related person.

Any related person transactions will be on terms no less favorable than could be obtained from unrelated third parties and will be approved by a majority of any independent, disinterested directors.

Director Independence

Although we are currently listed on the Over-the-Counter Bulletin Board, our Board of Directors has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 of the listing standards of the NYSE Amex and has affirmatively determined that one of our directors, Patrick O’Keefe, is an independent director in that he is independent of management and free of any relationship that would interfere with his independent judgment as a member of our Board of Directors.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2010 and 2009 for professional services rendered by Salberg & Company, P.A. for the audit of the Company’s annual consolidated financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Salberg & Company, P.A. in connection with statutory and regulatory filings or engagements were $27,000 for the year ended December 31, 2010; and $27,000 for the year ended December 31, 2009.

Audit-Related Fees.

Fees billed for the years ended December 31, 2010 and December 31, 2009 for assurance and related services by Salberg & Company, P.A. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2010 and $0for the year ended December 31, 2009.

Tax Fees.

Fees billed for the year ended December 31, 2010 for tax compliance by Salberg & Company, P.A. was $0; and for the year ended December 31, 2009 was $0.

All Other Fees.

Fees billed for the years ended December 31, 2010 and December 31, 2009 for products and services provided by Salberg & Company, P.A., other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2010 (for annual shareholder meeting attendance) and $0 for the year ended December 31, 2009.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg & Company, P.A.. All the services performed by Salberg & Company, P.A.that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Salberg & Company, P.A.’s engagement to audit the Company’s consolidated financial statements for the years ended December 31, 2010 were attributed to work performed by persons other than Salberg & Company, P.A.’s full-time, permanent employees.

PART IV

Item 15.

Exhibits And Financial Statement Schedules

(a) The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

(b) The following exhibits are filed as part of this report.

10.1	Memorandum of Understanding with United Advisory & Offshore Services, Corp.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BASTION DEVELOPMENT, INC.

By: /s/ Elliot Bellen
Elliot Bellen,
Chief Executive Officer, President, Principal Financial Officerand Director

Date: November 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Elliot Bellen	Principal Executive Officer, Principal Financial Officer, Director	November 4, 2011

/s/Francis J. Proto	Director	November 4, 2011

/s/Patrick O’Keefe	Director	November 4, 2011

Appendix A

Financial Statements.

The following Audited Financial Statements are filed as part of this Form 10-K Report:

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD

MAY 29, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2010

1

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIAIRES

(A Development Stage Company)

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Bastion Development, Inc.

We have audited the accompanying consolidated balance sheets of New Bastion Development, Inc. and Subsidiaries (a development stage company) at December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2010 and for the period from May 29, 2007 (date of inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Bastion Development, Inc. and Subsidiaries (a development stage company) as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and for the period from May 29, 2007 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss allocable to common stockholders' in 2010 of $617,250 and has a deficit accumulated during development stage of $2,002,564 at December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

November 3, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 15,846	$ 56
Prepaid expenses	11,050	-
Total Current Assets	26,896	56

OTHER ASSETS
Real estate inventories	804,000	1,264,000
Option to purchase real estate	-	51,445
Total Other Assets	804,000	1,315,445

TOTAL ASSETS	$ 830,896	$ 1,315,501

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$ 60,652	$ 36,395
Notes payable	72,500	97,500
Convertible notes payable, net of discount	79,000	33,191
Advances from shareholders	163	2,748
Accounts payable	61,993	65,180
Accrued expenses	83,965	52,864
Total Current Liabilities	358,273	287,878

TOTAL LIABILITIES	358,273	287,878

CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
20,088,753 and 19,608,753 issued and outstanding at December 31,
2010 and 2009, respectively.	2,008,876	1,960,876
Additional paid-in-capital	256,311	242,061
Deficit accumulated during development stage	(2,002,564)	(1,385,314)

TOTAL STOCKHOLDERS' EQUITY	472,623	1,027,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 830,896	$ 1,315,501

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			May 29, 2007
	For the Year Ending	For the Year Ending	(Date of Inception)
	December 31, 2010	December 31, 2009	to December 31, 2010
SALES	$ 140,000	$ 3,500	$ 163,500

COST OF SALES	450,000	11,040	522,040

GROSS LOSS	(310,000)	(7,540)	(358,540)

COST AND EXPENSE
Property taxes	28,963	27,469	91,023
Impairment loss on real estate inventories	-	482,041	574,131
Loss on expiration of option to purchase real estate	51,445	-	51,445
Loss on real estate deposit	-	45,400	45,400
Impairment of property rights	-	65,308	65,308
General and administrative expense	90,511	150,168	541,333
	170,919	770,386	1,368,640

LOSS FROM OPERATIONS	(480,919)	(777,926)	(1,727,180)

OTHER INCOME (EXPENSE)
Interest expense	(112,074)	(57,463)	(188,260)
TOTAL OTHER EXPENSE	(112,074)	(57,463)	(188,260)

NET LOSS	$ (592,993)	$ (835,389)	$ (1,915,440)

Preferred stock dividends	(24,257)	(16,328)	(87,124)

NET LOSS ALLOCABLE TO COMMON
SHAREHOLDERS	$ (617,250)	$ (851,717)	$ (2,002,564)

NET LOSS PER COMMON SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$ (0.03)	$ (0.04)	$ (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	19,646,890	19,374,026	14,233,559

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2010 AND 2009 AND

FOR THE PERIOD MAY 29, 2007 (DATE OF INCEPTION)  TO DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional	Equity Accumulated
	Number of	Preferred	Number of	Common	Paid-in	During
	Shares	Stock	Shares	Stock	Capital	Development Stage	Total
BEGINNING BALANCE AT MAY 29, 2007 (DATE OF INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash	-	-	775,000	77,500	(75,950)	-	1,550
Common stock issued for services	-	-	6,305,000	630,500	(617,890)	-	12,610
Common stock issued in exchange for real estate from a related party	-	-	525,000	52,500	118,500	-	171,000
Common stock issued in exchange for real estate	-	-	120,000	12,000	33,000	-	45,000
Common stock issued in exchange for the property rights to real estate from a director	-	-	420,000	42,000	23,308	-	65,308
Common stock issued in exchange for real estate from a related party	-	-	224,000	22,400	89,600	-	112,000
Stock-based prepayment for property to be received in 2008	-	-	-	-	12,500	-	12,500
Net loss for the period ending December 31, 2007	-	-	-	-	-	(65,177)	(65,177)

ENDING BALANCE AT DECEMBER 31, 2007	-	-	8,369,000	836,900	(416,932)	(65,177)	354,791

Preferred stock issued in exchange for real estate	210	210,000	-	-	(8,000)	-	202,000
Preferred stock issued in exchange for real estate	670	670,000	-	-	(627,450)	-	42,550
Common stock issued for cash	-	-	197,500	19,750	177,750	-	197,500
Common stock issued in exchange for real estate	-	-	414,700	41,470	220,530	-	262,000
Common stock issued in exchange for real estate	-	-	385,300	38,530	636,470	-	675,000
Accrued preferred dividends converted to common stock	-	-	26,473	2,648	23,824	-	26,472
Capital contributed	-	-	-	-	900	-	900
Convertible note and accrued interest converted to common stock	-	-	109,446	10,945	43,778	-	54,723
Preferred stock cancelled in exchange for real estate	(670)	(670,000)	-	-	806,715	-	136,715
Cancellation of prepayment for property to be received in 2008	-	-	-	-	(12,500)	-	(12,500)
Recapitalization and deemed issuance of shares	-	-	9,677,834	967,783	(857,833)	-	109,950
Preferred stock dividends	-	-	-	-	-	(46,539)	(46,539)
Net loss for the year ending December 31, 2008	-	-	-	-	-	(421,881)	(421,881)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2010 AND 2009 AND

FOR THE PERIOD MAY 29, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional	Equity Accumulated
	Number of	Preferred	Number of	Common	Paid-in	During
	Shares	Stock	Shares	Stock	Capital	Development Stage	Total

ENDING BALANCE AT DECEMBER 31, 2008	210	210,000	19,180,253	1,918,026	(12,748)	(533,597)	1,581,681

Common stock issued in exchange for real estate	-	-	162,500	16,250	146,250	-	162,500
Beneficial conversion feature discount	-	-	-	-	66,159	-	66,159
Common stock issued in exchange for consulting services	-	-	50,000	5,000	10,000	-	15,000
Common stock issued in exchange for real estate	-	-	216,000	21,600	32,400	-	54,000
Preferred stock dividends	-	-	-	-	-	(16,328)	(16,328)
Net loss for the year ending December 31, 2009	-	-	-	-	-	(835,389)	(835,389)

ENDING BALANCE AT DECEMBER 31, 2009	210	210,000	19,608,753	1,960,876	242,061	(1,385,314)	1,027,623

Conversion of note payable into common stock	-	-	480,000	48,000	(42,000)	-	6,000
Beneficial conversion feature discount	-	-	-	-	56,250	-	56,250
Preferred stock dividends	-	-	-	-	-	(24,257)	(24,257)
Net loss for the year ending December 31, 2010	-	-	-	-	-	(592,993)	(592,993)

ENDING BALANCE AT DECEMBER 31, 2010	210	$ 210,000	20,088,753	$ 2,008,876	$ 256,311	$ (2,002,564)	$ 472,623

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	May 29, 2007
	Ending	Ending	(Date of Inception)
	December 31, 2010	December 31, 2009	to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (592,993)	$ (835,389)	$ (1,915,440)
Adjustment to reconcile net loss to net cash
used in operating activities
Common stock issued for services	-	15,000	52,560
Impairment loss on real estate	-	482,041	574,131
Unrealized depreciation on property rights	-	65,308	65,308
Amortization of debt discount	95,174	36,850	132,024
Bad debt expense	-	12,500	12,500
Loss on expiration of option to purchase real estate	51,445	-	51,445
Provision for income taxes	.	.	-
Provision for deferred income taxes	-	-	-
(Increase) decrease in assets
Inventories	450,000	11,040	522,040
Prepaid expenses	(11,050)	-	(11,050)
Deposits	-	-	-
Increase (decrease) in liabilities
Accounts payable	(2,802)	18,171	69,262
Accrued expenses	31,101	24,264	84,390
Accrued interest	-	-	(5,259)

Net cash provided by (used in) operating activities	20,875	(170,215)	(368,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	-	-	199,050
Loan repayment from (disbursement to) related party, net	-	7,500	(12,500)
Partial payments on mortgage notes payable	-	-	(11,178)
Contributed capital	-	-	900
Advances from shareholders	-	2,748	2,748
Repayment of advances from shareholders	(2,585)	-	(2,585)
Repayments of notes payable	(32,500)	-	(82,500)
Repayments of notes payable, related parties	-	-	(50,000)
Proceeds from notes payable	30,000	135,000	290,000
Proceeds from notes payable, related parties	-	-	50,000

Net cash provided by (used in) financing activities	(5,085)	145,248	83,935

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,790	(24,967)	15,846

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56	25,023	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 15,846	$ 56	$ 15,846

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

For the Period
	For the Year	For the Year	May 29, 2007
	Ending	Ending	(Date of Inception)
	December 31, 2010	December 31, 2009	to December 31, 2010

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Taxes paid	$ -	$ -	$ -

Interest paid	$ 6,350	$ 14,680	$ 30,275

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate and mortgage payable acquired in exchange for
common stock	$ -	$ -	$ 145,000

Common stock issued in exchange for future real estate	$ -	$ -	$ 12,500

Property rights acquired in exchange for real estate	$ -	$ -	$ 65,308

Acquisition of property in exchange for preferred stock	$ -	$ -	$ 202,000

Acquisition of property in exchange for common stock	$ -	$ 216,500	$ 1,305,000

Conversion of note payable and accrued interest into common stock	$ 6,000	$ -	$ 54,723

Dividends converted or paid in common stock	$ -	$ -	$ 46,539

Cancellation of stock based prepayments for properties	$ -	$ -	$ 12,500

Acquisition of property for assumed mortgage and preferred stock issuance	$ -	$ -	$ 400,000

Return of property for preferred stock and mortgage cancellation	$ -	$ -	$ 200,000

Satisfaction of mortgage in exchange for property	$ -	$ 100,000	$ 100,000

Debt discount for Beneficial Conversion Feature values	$ 56,250	$ 66,159	$ 66,159

Dividend on preferred stock	$ 24,257	$ 16,328	$ 16,328

Debt discount for loan fee	$ 10,000	$ -	$ -

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

New Bastion Development, Inc., a Pennsylvania corporation (the “Company”) is a development stage company that was formed in May 2007 for the purpose of exploiting local real estate opportunities in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna Area”) located in Northwest Florida, which is the last major undeveloped area in Florida.  This area should be at the forefront of the recovery from the collapse of the general real estate markets in Florida’s major cities as a result of its limited supply of pre-platted and zoned residential building lots and its bypassing of the rampant unsustainable sky rocketing price appreciation during the real estate bubble.  These factors combined with the anticipated increase in demand for residential properties due to the construction of a new international airport in the immediate vicinity, in addition to other nearby development projects, causes us to believe that there are significant opportunities in the Panama City/Marianna area at this time.  In September 2010, we formed NB Regeneration, Inc. (“NBR”) as a wholly owned subsidiary to pursue business opportunities relative to the production of nitrogen fertilizers used in the global agriculture market (Note 16).

Share Exchange

In March 2008 an individual paid $50,000 on behalf of the Company to allow the Company to purchase control of a public shell, Jetronic Industries, Inc., ("Jetronic") , a Pennsylvania corporation, by acquiring common share through the bankruptcy court.  This was treated as a loan payable and prepaid reorganization costs, which was expensed in 2008 upon closing the transaction discussed below.

On November 21, 2008, Jetronic entered into a share exchange agreement with the Company, whereby the Company would become the wholly-owned subsidiary of Jetronic. The transaction closed on December 29, 2008.

Pursuant to the Share Exchange Agreement (the "Transaction" or "Share Exchange"), Jetronic acquired all of the outstanding common stock of New Bastion Development , Inc., a privately-held Florida corporation, ("New Bastion Florida") in exchange for Jetronic’s common stock, par value $0.10 per share. The aggregate consideration for the Transaction consisted solely of Jetronic common stock whereby the New Bastion Florida common stockholders received one common share of Jetronic for each two shares they held in New Bastion Florida.  The capitalization of Jetronic just subsequent to the exchange consists of 19,180,253 shares of common stock outstanding, of which Jetronic’s stockholders retain 9,677,834 shares of common stock, and New Bastion Florida's stockholders retain 9,502,419 shares of Common Stock.  Additionally, all of the controlling shares of Jetronic Common Stock that was previously issued to New Bastion Florida by Jetronic was cancelled. New Bastion Florida's stockholders holding the 880 shares of Series A Convertible Preferred Stock shall retain such shares until such time that Jetronic’s capital structure will enable it to issue 880 shares of comparable preferred stock. The Transaction was structured so as to qualify as a tax-free exchange under Section 368 of the Internal Revenue Code of 1986, as amended. Jetronic changed its name to New Bastion Development, Inc., effective February 2, 2009.  This share exchange transaction is treated as a combination of entities under common control and recapitalization of New Bastion Florida with New Bastion Florida considered the historical issuer.  New Bastion is deemed to have issued 9,677,834 common shares to the pre-share exchange stockholders of Jetronic.  The consolidated financial statements subsequent to the share exchange consist of the balance sheet of both parent and subsidiary, the historical results of operations of New Bastion Florida, and the results of operations of Jetronic since the date it became under common control in March 2008.

Development Stage Company

Our Company was formed in May 2007.  Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  We are a development stage company with limited revenues and no profits.  Since we have a limited operating history, there is only a limited basis upon which to evaluate our Company’s performance and its prospects for achieving its

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

intended business objectives.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, especially in rapidly changing industries, such as the real estate industry.  Potential investors should be aware of the difficulties, delays and expenses normally encountered with an enterprise in its development stage, many of which are beyond our control.  These include, but are not limited to, initial start-up costs, marketing costs, competition and unanticipated costs and expenses.  We cannot assure you that our business plan as described herein will either materialize or prove successful, or that we will ever be able to operate profitably and, if not, investors may lose all or a substantial portion or their investment.

As a result of the start-up nature of our business, we can be expected to initially incur substantial operating losses.  We have incurred operating losses to date, and we anticipate that such losses will continue until such time as our revenues are sufficient to offset our operating costs.  We cannot assure you that an adequate revenue base will be established or that our business will become profitable or generate positive cash flow.  Our revenue growth and future profitability will depend on our ability to effectively develop and acquire and/or develop reasonably priced properties and to effectively monitor and control our costs.  Accordingly, we cannot assure you that we will operate profitably in the future.  Future losses are likely to occur before our operations will become profitable, and we cannot assure you that our operations will ever attain profitability.  Continued losses and negative cash flow may prevent our Company from pursuing its strategies for growth and may have a material adverse effect on our Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in 2010 and 2009 include the fair market value of real estate properties acquired, the fair market value of real estate properties held at year end, the fair value of property rights and options acquired or held at period end, the valuation of equity issued for property or services and the valuation of deferred tax assets.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Real Estate Inventories

Real estate inventories are recorded at cost on the acquisition date based on the valuation of such properties if the consideration paid is capital stock.  If the consideration paid is cash, the real estate is recorded at the cash amount paid.  If the Company was to develop the properties, inventory costs may also include land development or home construction costs and interest related to development and construction.  Construction overhead and selling expenses would be expensed as incurred.

Capitalization of Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.  If properties are not being actively developed, such costs are expensed.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Provision for Losses on Real Estate

The Company’s real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  The Company has recorded an impairment loss on the properties of $0 and $482,041 for the years ending December 31, 2010 and 2009, respectively.

Property Rights

The Company records the purchase of property rights, an intangible asset, not purchased in a business combination, in accordance with ASC 350  “Goodwill and Other Intangible Assets (as amended)”   Property rights generally enable the Company to control a property and participate in any profit from the future sale of such property.  Property rights are recorded at net cost which is typically the appraised value of the property, less any mortgage notes balances due from the property owner, less estimated selling costs.

Recoverability of Long Lived Assets

The Company follows ASC-360-10-20, Property, Plant and Equipment – Overall.  This standard states that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the estimated fair market value.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

Geographic Concentration of Real Estate Inventories

All of the Companies real estate inventories are located in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna Area”) located in Northwest Florida.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, due from related party, accounts payable, accrued expenses and mortgage and other notes payable.  The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.  Mortgage and other notes payable carrying value approximate fair value based on the market interest rates under such notes.

Fair Value Measurements

We measure our financial assets and liabilities in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures”.

We adopted accounting guidance for fair value measurements of financial assets and liabilities and adopted the same guidance for non-financial assets and liabilities effective January 1, 2009.  The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:

Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:

Inputs other than quoted prices that are observable, either directly or indirectly.  These include   quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets   or liabilities in markets that are not active.

Level 3:

Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2010 or 2009.

Revenue Recognition from Sales of Real Estate

Revenue from the sale of real estate is recognized in full (full accrual method) at the time the sale is closed and title is conveyed to the buyer if the profit is determinable, collectability of the sales price is reasonably assured (demonstrated by meeting minimum down payment and continuing investment requirements), the seller’s receivable is not subject to future subordination, and the earnings process is virtually complete, such that the Company is not obligated to perform significant activities after the sale and does not have substantial continuing involvement with the sold property.

If the criteria for the full accrual method is not met then the revenue and profit is deferred using the deposit, cost recovery, reduced-profit, installment, or percentage of completion method of accounting, as appropriate depending upon the specific terms of the transaction.

When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, the Company recognizes revenues and costs of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Unearned revenues resulting from applying the percentage of completion accounting are reported as deferred revenue in the liabilities section of the balance sheet.

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification ASC 718 "Compensation-Stock Compensation".  ASC 718 sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted to employees and consultants.  The Company follows the provisions of ASC 505-50 "Equity Based Payments to Non-Employees" for stock-based payments to non-employees.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Income Taxes

The Company follows ASC 740-10 and ASC 740-309, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Basic and Diluted Net Loss Per Share

The Company follows ASC 250-10, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share.  Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. Because the Company reported a net loss in 2010 and 2009, any common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  At December 31, 2010 there was $79,000 of convertible debt convertible into 6,320,000 shares of the Company’s common stock.

Recently Issued Pronouncements

The Company follows ASC 820, Fair Value Measurements and Disclosures.  This position provides additional guidance for fair value measures under ASC 820 in determining if the market for an assets or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  This standard was amended in August 2009 pertaining to measuring liabilities at fair value and in January 2010 and May 2011 pertaining to improving disclosures about fair value measurements.  The adoption of ASC 820 and its amendments did not have a material impact on the Company’s financial statements.

ASC 825-10-65, Interim Disclosures About Fair Value of Financial Instruments, extends the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  Given that ASC 825-10-65 provides for additional disclosures, its adoption did not have any impact on the Company’s financial statements.

The Company has adopted ASC 350-30, Determination of the Useful Life of Intangible Assets. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of ASC 350-30 is not expected to have a significant impact on the financial statements.

The Company has adopted ASC 470-20-65, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion.  It became effective for financial statements issued for fiscal years beginning after December 15, 2008. ASC 470-20-65 includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for convertible debt.

In January 2010, the FASB issued an amendment to ASC 810, Consolidations to address the accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business or non-profit activity and effects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity.  These January 2010 amendments are effective for financial statements beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period that the

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

entity adopted Statement 160.  Application of these amendments is not expected to have a significant impact on the financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements for the year ended December 31, 2010 the Company had only $140,000 of sales and a net loss allocable to common stockholders of $617,250 and at December 31, 2010 had a deficit accumulated during the development stage of $2,002,564 and $15,846 of cash on hand.  These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

In order to execute its business plan, the Company will need to raise additional working capital.  There can be no assurance that the Company will be able to obtain the necessary working capital to execute its business plan.   However, the Company believes that it will have the ability to obtain additional capital through the exercise of outstanding warrants (Note 16-Subsequent Events), the sale of its securities, and possible through obtaining some debt financing.

NOTE 3 – RELATED PARTY RECEIVABLE

The related party receivable represents a loan made in October 2008 to a company owned by an officer of the Company.  The receivable has no stated interest or repayment terms.  The balance at December 31, 2009 and 2008 was $0 and $20,000 (NOTE 15).  During the year ending December 31, 2009, $7,500 was repaid by the related party, with the remaining balance of $12,500 expensed as uncollectible.

NOTE 4 – REAL ESTATE INVENTORIES

A summary of real estate carrying value by project is as follows:

	December 31, 2010	December 31, 2009

Compass Lake	$ 544,000	$ 554,000
Sunny Hills	82,000	82,000
Commercial	175,500	175,500
Calhoun County	-	450,000
Flagler County	2,500	2,500
Jackson County	-	-

Total Real Estate Inventory	$ 804,000	$ 1,264,000

All the properties are currently not being developed.  See NOTE 5 and NOTE 15 for properties acquired from related parties.

The Company evaluated the carrying value of the properties as of December 31, 2010.  The Company determined that no impairment of the properties was required for the year ended December 31, 2010.  For the year ended December 31, 2009, the Company recorded an impairment loss against the cost of the properties of $482,041 as follows: Compass Lake inventory $192,841, Sunny Hills inventory $27,200, Commercial inventory $24,500, Calhoun inventory $225,000 and Flagler inventory $12,500.  For the year ended December 31, 2008, the Company recorded an impairment loss against the cost of the properties of $92,090 as follows: Compass Lake inventory $62,330 and Sunny Hills inventory $29,760.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 5 – DEPOSIT ON LAND

During May 2009 the Company entered into an agreement to purchase 757 acres of undeveloped land in Jackson County, Florida.  Under the terms of the agreement the Company made an earnest money deposit of $45,400 and closing was to occur within 60 days.  Upon due diligence the Company discovered that there were some access issues that needed to be resolved prior to the subject property to being suitable for its intended purposes.  The Company did not close on the purchase pursuant to the terms of the agreement and has technically forfeited its earnest money deposit; however the Seller and the Company continue to discuss the sale in which case the Seller has indicated a willingness to credit the Company for the earnest money deposit previously paid.  This deposit of $45,400 was recorded as a loss for the year ended December 31, 2009.

NOTE 6 – PROPERTY RIGHTS

Pursuant to a December 5, 2007 agreement between the Company and a “seller” who is a director of the Company, the Company paid 420,000 common shares to the seller to obtain the “rights” of ownership to certain vacant lots which are encumbered by mortgages under the seller’s name.  Such rights include use of the property and the right to any net profit from the sale of such property after pay off of the related mortgages.  A quit claim deed was executed in the Company’s name but is being held in escrow until such time as the Company (i) begins to make mortgage payments on the seller’s mortgage, which under the agreement is to begin on January 15, 2009, and/or (ii) seeks to refinance the property, pay off the mortgages, or remove the seller’s name as personal guarantor of the mortgages.  The mortgages contain a “second home rider” under which the mortgagee is prohibited from renting out or transferring control, occupancy or use of such properties.  Violation of this clause may be an event of default; however, as of the date of this report, the seller has not received a notice of default from the lender.

The property rights were valued by the Company on the agreement date at the fair market value of the property of $700,000, less the mortgage balances of $593,222 and less estimated selling costs of $41,470 for a net value of $65,308.  The Company has recorded an impairment of $65,308 for the years ended December 31, 2010 and 2009 to better reflect present market conditions for a balance of $0 at December 31, 2010 and 2009.

NOTE 7 – OPTION TO PURCHASE REAL ESTATE

In late October 2007 upon the purchase of eight lots from one seller in the Compass Lake subdivision, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  During December 2009 the Company entered into an Agreement to transfer the eight lots plus two additional lots in the Compass Lake subdivision with a recorded value of $158,329 as complete satisfaction for the mortgage note and related accrued interest and taxes totaling $106,889 (NOTE 11).

As part of the above settlement, the Company obtained an option to purchase all ten lots back for a period of one year for a purchase price of $110,000 plus any taxes or assessments paid.  The Company has recorded the price of this option at $51,445 which is the net difference between the recorded property value and liabilities settled as discussed above.  The balance of the option at December 31, 2009 remained at $51,445.  In 2010 this option expired and the Company realized a loss of $51,445.

NOTE 8 – ADVANCES FROM SHAREHOLDERS

During 2009, two shareholders loaned the Company funds.  There are no interest or repayment terms.  The balance at December 31, 2010 and 2009 is $163 and $2,748, respectively.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 9 – PROMISSORY NOTES PAYABLE

	December 31, 2010	December 31, 2009

Notes Payable

Notes payable. 10% interest bearing and due July 16, 2010. This
note was transferred to Convertible Notes (NOTE 10).	$ -	$ 25,000

Note payable, entered into on April 16, 2009, with interest of 9.75%
per annum, payable on demand anytime after November 1, 2009.	72,500	72,500

Notes Payable	$ 72,500	$ 97,500

In March 2008 the Company borrowed $25,000 from an individual.  The note was non-interest bearing and due on demand, but was modified in January 2010 to add 10% interest, add a conversion feature and establish a maturity date of July 16, 2010 (in default as of the date of this report).  Accordingly, this debt is reflected as long term debt as of December 31, 2008 in accordance with ASC 470-1045 Debt – Other Presentation Matter.

In April 2009, the Company borrowed $72,500 from a third party with the loan secured by 24 property lots located in Compass Lake, Florida with an approximate recorded value of $240,000 as of December 31, 2010.  This was due on demand after November 1, 2009 with interest accruing at 9.75% per annum.

In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  Somerset’s Motion for Summary Judgment against the Defendants was denied.  The parties are now actively engaged in the discovery process.  However, New Bastion and Somerset, through their respective counsel, are actively involved in settlement negotiations and hope to amicably resolve this matter without the necessity of a trial (NOTE 13).

Interest of $4,917 and $5,180 was paid for the year ending December 31, 2010 and 2009 on the Somerset loan.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	December 31, 2010	December 31, 2009

Convertible Note Payable

Convertible note payable, original principal of $62,500, entered into on
May 26, 2009 with interest of 10% per annum, due on May 25, 2010.
The note is payable in cash or can be converted into shares of the
Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of the date of this report, this
note is in default (NOTE 9 and below).	$ 54,000	$ 62,500

Convertible note payable, modified on January 17, 2010, with interest of 10% per annum, due on July 16, 2010 (NOTE 9 and below).
The note is payable in cash or can be converted into shares of the
Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of the date of this report, this
note is in default.	25,000	-

Total	79,000	62,500

Less: Beneficial conversion feature debt dscount	-	29,309

Convertible note payable, net discount	$ 79,000	$ 33,191

On May 26, 2009, the Company entered into a convertible note payable with a third party.  Pursuant to the note agreement, the Company borrowed $62,500, with interest of 10% per annum, due on May 25, 2010, for a total principal and interest due over the note term of $66,159.  The note and accrued interest are payable in cash or can be converted into shares of the Company’s common stock at a $0.0125 per share.  However, in no instance may the payee convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company.

For the year ending December 31, 2010, the Company converted $6,000 of the note into 480,000 shares and paid back $2,500 to the note holder.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $66,159 consisting of $62,500 for the notes and $3,659 for the accrued interest.  The BCF has been recorded as a discount to the notes payable and an increase in Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract, which is 365 days.  For the year ending December 31, 2010 and 2009 the Company recognized $29,309 and

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

$36,850 in amortization which has been charged to interest expense resulting in a carrying value of $54,000 and $33,191 as of December 31, 2010 and 2009.

On January 17, 2010 the Company modified the note payable to a shareholder of $25,000 dated March 2008 (NOTE 9).  Since the modification added a substantive conversion feature it is treated as a debt extinguishment.  The modification also extended the due date to July 16, 2010.  Pursuant to the note agreement, the note is now payable in cash with interest of 10% per annum and principal and interest can be converted in the Company’s common stock, at a $0.0125 per share.  However, in no instance may the payee convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $26,250 consisting of $25,000 for the note and $1,250 for the accrued interest.  The BCF has been recorded as a discount to the notes payable and an increase in Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract, which is 180 days.  For the year ending December 31, 2010 and 2009 the Company recognized $26,250 and $0 in amortization which has been charged to interest expense resulting in a carrying value of $25,000 and $0 as of December 31, 2010 and 2009

NOTE 11 – MORTGAGES PAYABLES

In late October 2007 upon the purchase of eight lots from one seller in the Compass Lake division, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 were due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  This note is personally guaranteed by the President of the Company.  The collateral is valued on the Company records at $129,043 and $141,000 at December 31, 2010 and 2009 as part of the $544,000 and $554,000 in Note 4 above (see NOTE 15 and NOTE 7 for settlement of this note in December 2009).

In February 2008 upon the purchase of two lots from two sellers, one of which was a related party, in Marianna, Florida, the Company assumed a mortgage note for $400,000 bearing interest at 10% per annum.  The balance upon assumption was $357,451 and monthly principal and interest payments of $8,498.82 are due on the fifth of each until March 5, 2012 at which time all principal together with any accrued but unpaid interest will be due.  The Company stopped making payment on the mortgage and it was in default.  During December 2008, the Company agreed to return the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot to the Company in exchange for contributed capital (NOTE 15).

NOTE 12 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-309.  The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure.  The reconciliation of the statutory federal rate to the Company’s historical Income tax benefit is as follows:

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	2010		2009

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(202,000)	(34)	$(284,000)	(34)
State tax, net of federal tax effect	(53,000)	(9)	(75,000)	(9)
Change in valuation allowance	255,000	43	359,000	43

	$ -	-	$ -	-

The components of deferred tax assets as of December 31, 2010 and 2009:

	2010	2009

Deferred tax asset for NOL carryforwards	$ 823,000	$ 568,000
Valuation allowance	(823,000)	(568,000)

	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $823,000 and $568,000. The change in the total valuation for the year ended December 31, 2010 and 2009 was an increase of $255,000 and $359,000.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $1,915,440 expiring through the year ending December 31, 2030.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryfowards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of December 31, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  Tax year 2010 will remain subject to examination by major tax jurisdictions.

NOTE 13 – CONTINGENCIES

Somerset Financial Lawsuit

In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  The promissory note is secured by 24 property lots with a recorded value of approximately $240,000 as of December 31, 2010.  Somerset’s Motion for Summary Judgment against the Defendants was denied.  The parties are now actively engaged in the

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

discovery process.  However, New Bastion and Somerset, through their respective counsel, are actively involved in settlement negotiations and hope to amicably resolve this matter without the necessity of a trial (NOTE 9).

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

In February 2008, a majority of the Company’s subsidiary shareholders approved an amendment to the Articles of Incorporation of the subsidiary to allow 50,000,000 shares of common stock to be authorized and 10,000,000 shares of no par value preferred stock to be authorized.  Included in the preferred shares is 5,000,000 shares designated as Series A Preferred Stock (“Series A”), of which there are ten sub-series.  The first set of sub-series are (Series A-1, A-2, A-3, A-4, A-5) of 500,000 shares in each sub-series, with a par value and redemption value of $1,000 per share.  The second set of sub-series are (Series A-6, A-7, A-8, A-9, A-10) of 500,000 shares each, with a par value of $1,000 and the redemption value to be determined by the Board of Directors at a future time.

As of the date of this report, the Company has been unable to authorize preferred stock in the parent entity to allow the preferred stock exchange discussed in Note 1 “Share Exchange” to be completed.  However, as the preferred stockholders of the subsidiary have legal rights to own preferred stock of the parent, the Company has accounted for the exchange as if it has occurred, in substance and reflects this preferred stock in the consolidated financial statements as issuable.

Other rights and preferences of the Series A preferred stock are as follows:

Dividends: Dividends payable pro rata on all outstanding Series A Preferred Stock on a quarterly basis at a rate of 6% of redemption value per year during the first year of issuance, 8% of redemption value per year during the second year of issuance and 12% of redemption value per year during all years through redemption.  The dividends are cumulative.

Optional redemption: any time upon 30 days notice to shareholder the Company has the Option to redeem the Series A Preferred Stock. Accrued but unpaid dividends are to be paid first.

Liquidation Preference: The Series A shares have preference over all other classes of capital stock.

Conversion: right to convert at any time. Conversion Rate: The number of shares to be issued upon conversion will equal the stated redemption value divided by the greater of $1.00 or 20% below the 20 day average trading price of common stock if company is publicly trade at time of conversion.  Any accrued but unpaid dividends can also be converted at the option of the holder.  Conversion price is subject to standard anti-dilution provisions.

No voting rights. However if more than 50% of Series A Preferred Stock is outstanding , holders will be require to approve a change in the company’s line of business, payment of dividends on common stock, repurchase of common stock and all actions concerning preferred stock.

On February 12, 2008 the Board of Directors authorized the offering to accredited investors only of Series A Convertible Preferred Stock at the offering price of $1,000 per share in exchange for real property.

In February 2008, the Company issued 210 shares of its Series A-3 preferred stock in exchange for real estate valued at $202,000.

In February 2008, the Company issued 340 shares of its Series A-1 preferred stock and 330 shares of its Series A-2 preferred stock in exchange for real estate valued at $42,550, fair value ($400,000 estimated property fair value less assumed mortgage notes of $357,450)..

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

There was no beneficial conversion value upon issuance as the conversion price was equal to a contemporaneous common stock sale price of $1.00.

In December 2008, the Company cancelled the 340 shares of its Series A-1 preferred stock and 330 shares of its Series A-2 preferred stock issued in February 2008 and returned the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot back to the Company as contributed capital.

Common Stock

Stock Issued for Cash

In August 2007, the Company issued 775,000 shares of its common stock to a founder for $1,550 cash or $0.002 per share.

During 2008, the Company issued 197,500 shares of common stock in exchange for cash at $1.00 per share for a total of $197,500.

Stock Issued for Services

In August 2007, the company issued 6,305,000 shares of its common stock for services rendered, valued at $12,610 or $0.002 per share based on the contemporaneous sales price to the other founder.

In October 2009, the Company issued 50,000 shares of its common stock in exchange for a consulting contract valued at $15,000 ($0.30 per share), which is the fair value of the services provided.

Stock Issued in Exchange for Real Estate Properties or Property Rights

During October 2007, the Company issued 525,000 shares of its common stock in exchange for real estate valued at $271,000 less a mortgage payable of $100,000 for $0.325 per share.  This exchange was a related party transaction with an affiliate.

During October 2007, the Company issued 120,000 shares of its common stock in exchange for real estate valued at $45,000 or $0.375 per share.  These shares were valued at the estimated fair value of the property acquired.

During December 2007, the Company issued 420,000 shares of its common stock for the property rights to real estate valued at $65,308 or $0.155 per share based on the property value, less related mortgages and estimated selling costs. This transaction was with a related party director of the Company.

During December 2007, the Company issued 224,000 shares of its common stock in exchange for real estate values at $112,000 or $0.50 per share.  This exchange was a related party transaction with an affiliate.

At December 31, 2007, the Company has recorded a stock based prepaid of $12,500 for real estate it was to purchase in 2008.  The shares were valued at $0.50 per share based on recent valuations for other properties acquired in 2007.  The purchase was not made in 2008 and the Company cancelled this prepayment and shares associated with this prepayment.

During June 2008, the Company issued 414,700 shares of its common stock in exchange for real estate valued at $262,000 or $0.632 per share, which is the fair value of the properties acquired.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

During June 2008, the Company issued 385,300 shares of its common stock in exchange for commercial real estate valued at $675,000 or $1.75 per share, which is the fair value of the properties acquired.

In February 2009, the Company issued 162,500 shares of its common stock in exchange for real estate valued at $162,500 or $1.00 per share, which is the fair value of the properties acquired.

In October 2009, the Company issued 216,000 shares of its common stock in exchange for real estate valued at $54,000 or $0.25 per share, which is the fair value of the properties acquired.

Stock Issued for Conversions of Notes and Conversion of Accrued Dividends

During 2008, the Company converted accrued preferred stock dividends into 26,473 share of common stock valued at $26,473 or $1.00 per share based on contemporaneous cash sales.

During November 2008, a $50,000 convertible note and $4,723 of related accrued interest was converted into 109,446 shares of the Company’s common stock at $0.50 per share.

In December 2010, the Company issued 480,000 shares of its common stock as a partial conversion ($6,000) of the Enders convertible note at a conversion price of $0.0125 (NOTE 10).

Stock Issued in Recapitalization

During December 2008, the Company is deemed to have issued 9,677,834 common shares to pre-share exchange stockholders of Jetronic (NOTE 1).

Contributed Capital

During 2008, two officers of the Company contributed capital of $900.

NOTE 15 – RELATED PARTY

The related party receivable represents a receivable made to a company owned by an officer of the Company.  The receivable has no stated interest or repayment terms.  The balance at December 31, 2010 and 2009 was $0 and $20,000 (NOTE 3). During the year ending December 31, 2009, $7,500 was repaid by the related party, with the remaining balance of $12,500 expensed as uncollectible.

In late October 2007 upon the purchase of eight lots from a related party in the Compass Lake division, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  This note is personally guaranteed by the President of the Company (see NOTE 7 for settlement in 2009).

In February 2008 upon the purchase of two lots from two sellers, one of which was a related party, in Marianna, Florida, the Company assumed a mortgage note for $400,000 bearing interest at 12% per annum.  The balance upon assumption was $357,451 and monthly principal and interest payments of $8,498.82 are due on the fifth of each until March 5, 2012 at which time all principal together with any accrued but unpaid interest will be due.  The Company stopped making payment on the mortgage and it was in default.  During December 2008, the Company agreed to return the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot back to the Company as contributed capital (NOTE 4).

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

In March 2008 the president loaned the Company $50,000 and was repaid $50,000 in full without interest during the year ended December 31, 2008 (NOTE 9).

During 2009, a shareholder and officer of the Company loaned the Company funds.  There are no interest or repayment terms.  The balance at December 31, 2010 and 2009 is $163 and $2,748, respectively (NOTE 7).

NOTE 16 – SUBSEQUENT EVENTS

On February 9, 2011, (employment date or grant date) NB Regeneration, Inc. (“NBR”), a wholly-owned subsidiary of the Company entered into a five year employment agreement with Michael Sydow to serve as NBR’s Chief Executive Officer.  Upon execution, the Company granted 5,000,000 shares valued, for financial accounting purposes on the grant date at the contemporaneous private placement price of $0.25 per share for a total $1,250,000. The shares vest to Mr. Sydow as follows:   September 1, 2011, 1,000,000 shares; Upon the occurrence of the execution of a binding definitive agreement with Panamanian partners relative to the South American fertilizer project, 2,000,000 shares; 500,000 shares annually on the contract anniversary date years 2-5.  Under ASC 718 "Compensation - Stock Compensation", the Company will recognize the $1,250,000 value as follows: $250,000 on the September 1, 2011 vesting date; $500,000 upon satisfaction of the performance condition; and $500,000 pro rata over the 4 year vesting period. On the employment agreement date, subject to continued employment, Mr. Sydow was also awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 13, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $490,000 based upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 372% to 448%, expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized in years one through four, respectively, approximately $121,000, $121,000, $123,000 and $125,000.

In March 2011, the Company initiated a $250,000 offering at $0.25 per unit pursuant to Regulation D.  Proceeds from this offering were $230,000, and the Company issued 920,000 shares of its common stock, “A” warrants to purchase 460,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 460,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors.  On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants, the Company offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50 for every $0.50 “A” warrant exercised.  To date, “A” warrants have been exercised for 110,000 shares of common stock and for proceeds of $55,000.  As of the date of this report, “A” warrants to purchase 100,000 shares of common stock at $0.50 per share exercisable through November 22, 2011 are outstanding; “B” warrants to purchase 110,000 shares of common stock at $0.50 per share exercisable through May 22, 2012 are outstanding; and “B” warrants to purchase 330,000 shares of common stock at $1.00 per share exercisable through February 22, 2012 are outstanding.  The expense was computed using the Black-Sholes method as the difference between warrants before the modification and after the modification on the inducement exercise date.  The value of the warrant modification to be expensed was $4,678 for investors who exercised their warrants under the inducement offer.

On May 16, 2011, the Company entered into a five year employment agreement with Elliot Bellen to serve as the Company’s Chief Executive Officer.  On the employment agreement date, subject to continued employment, Mr. Bellen was awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 1, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $486,000 based

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 353% to 430% expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized $119,000, $121,000, $122,000 and $124,000 approximately in years one through four, respectively.

In May 2011, NBR, a wholly-owned subsidiary of the Company, entered into a Memorandum of Understanding with United Advisory, a Panamanian corporation that was formed to own and construct an ammonia and urea facility in the Republic of Panama, in the Free trade Zone.  Under the terms of the agreement certain financial partners will subscribe to United Advisory and contribute sufficient funds to complete construction of the Outer Battery Limits (OBL) which are estimated to cost between $300-$500 Million, and NB Regeneration has undertaken to arrange debt financing for the facility, supervise the development of construction, contract for feedstock and raw materials, market and sell the products from the operation of the facility, and to manage the facility's day to day operation upon completion.  NBR shall receive a 51% interest in United Advisory and its financial partners shall receive a 49% interest.  The Company expects to finalize all details and to sign a definitive agreement shortly.

In May 2011 the Company filed a claim with the Gulf Coast Claim Facility (“GCCF”) for profits lost that resulted from the BP/Deep Horizon oil spill that occurred on April 23, 2010.  In its claim the Company alleges that it suffered significant economic losses as a direct result of the oil spill.  The GCCF has conditionally denied the Company’s claim pending the submission, by the Company, of further documentation.  In August 2011 pursuant to GCCF’s request, the Company provided the requested documentation.  Subsequent to providing additional documentation, the Company’s claim was denied.  The Company retains its right to sue BP and other interested parties, in either State or Federal Court, and is currently determining the best course of action to pursue its claims.

In July 2011, the Company cancelled 250,000 shares of its common stock that were mistakenly issued in 2008.  The shares were tendered by the holder and submitted to the Company’s transfer agent for cancellation. The original amount of $250 was expensed during the year ending December 31, 2008 and this amount is deemed immaterial.

On July 15, 2011, the Company entered into a six month consulting agreement in exchange for the issuance of 50,000 restricted vested common shares.  The value of these shares is $12,500 based on recent private placement sales at $0.25 per share and is recorded as a prepaid expense to be expensed over the life of the agreement.  Further, the shares issued are subject to a one year leak out agreement.

On August 25, 2011, the Company formed NB Medical, Inc. a new wholly-owned division, incorporated in the State of Florida for the purpose of exploring some business prospects in the medical and related fields.

On August 24, 2011, the Company entered into a six month investor relations agreement beginning September 2, 2011 with Rubenstein Investor Relations, (“RIR”) New York.  Under the terms of the agreement, services will commence on September 1, 2011.  The agreement calls for a monthly fee of $8,250 per month and two-year warrants to purchase 200,000 shares of the Company’s common stock at $0.80 per share.  These warrants have a term of two years, with cashless exercise provisions.  The Company valued these warrant at approximately $49,000 using the Black-Scholes method and has recorded it as a prepaid expense to be expensed over the term of the contract.  At the date of this report, the warrant is outstanding and exercisable through September 2, 2013.  Black-Scholes assumptions were as follows:  stock price of $0.25 based on recent private placement sales, exercise price of $0.80, volatility based on historical volatility of 347.4% expected term of the 2 years based on the contractual term and a discount rate of 0.19%.

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and $8,000 as complete settlement for the convertible promissory note.  The fair market value of these shares was $400,000 ($0.25 per share based on the recent private placement sales) and the reacquisition value of the embedded beneficial conversion feature of this note on the settlement date is $1,128,639, which is the total outstanding amount of $67,402 minus the $8,000 payment made at the original convertible price per share for 4,752,160 shares at the intrinsic price $0.2375 per share.  A gain of $788,041 was recognized on the debt extinguishment.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  The fair market value of these shares was $250,000 ($0.25 per share based on recent private placement sales) and the reacquisition value of the embedded beneficial conversion feature of this note on the settlement date is $554,774, which is the total outstanding amount of $29,199 at the original convertible price per share for 2,335,890 shares at the intrinsic price $0.2375 per share.  A gain of $333,973 was recognized on the debt extinguishment.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.