Form 10-K
period 2009-12-31
NEW BASTION DEVELOPMENT, INC.
filed 2011-11-30
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of November 28, 2011, there were 28,498,802 shares outstanding of the registrant’s common stock, $.10 par value.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern

Our independent registered public accounting firm has included an explanatory paragraph in their most recent audit report which appears in our 2010 Form 10-K, issued in connection with our consolidated financial statements which states that our significant losses and accumulated deficits during 2010 and 2009 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully complete our development program and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

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

No opportunity for shareholder evaluation or approval of property acquisitions or dispositions

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

Shares Eligible for Future Sale May Adversely Affect the Market

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to recent amendments to Rule 144, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

•

. additions or departures of key personnel;

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

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our office address is 11985 Southern Boulevard, Suite 191, Royal Palm Beach, Florida 33411.  Our investment properties are as follows:

Residential Subdivision	County	Property ID	Size	Physical Address

Compass Lake	Jackson	02-2N-11-0087-1350-0500	1+	Frederica Drive
Compass Lake	Jackson	02-2N-11-0087-1350-0510	1+	Frederica Drive
Compass Lake	Jackson	02-2N-11-0087-1320-0080	1+	Carisbad Avenue
Compass Lake	Jackson	02-2N-11-0086-0810-0080	1+	Nezperce Drive
Compass Lake	Jackson	02-2N-11-0087-1960-0080	1+	Benton Avenue
Compass Lake	Jackson	02-2N-11-0087-1910-0090	1+	Ocala Drive
Compass Lake	Jackson	02-2N-11-0084-0670-0080	1+	Azalea Street
Compass Lake	Jackson	02-2N-11-0083-00E0-0250	1+	Nortek Blvd. (Paved Road)
Compass Lake	Jackson	02-2N-11-0086-0910-0010	1+	Fairview Road (Paved Road & Oversized)
Compass Lake	Jackson	02-2N-11-0086-0950-0150	1+	Fairview Road & Adams Drive (Paved Road)
Compass Lake	Jackson	02-2N-11-0095-2690-0040	1+	Sherry Circle
Compass Lake	Jackson	02-2N-11-0095-2110-0210	1+	Vancouver Drive (Paved Road)
Compass Lake	Jackson	02-2N-11-0087-1670-0140	1+	Holly Spring Avenue
Compass Lake	Jackson	02-2N-11-0095-2270-0310	1+	Sycamore Street
Compass Lake	Jackson	02-2N-11-0087-1650-0100	1+	Holly Springs Avenue
Compass Lake	Jackson	02-2N-11-0087-1730-0210	1+	Battleground Ave
Compass Lake	Jackson	02-2N-11-0083-00Q0-0030	1+	Jackson Road
Compass Lake	Jackson	02-2N-11-0084-0380-0460	1+	Tanager Court
Compass Lake	Jackson	02-2N-11-0087-1980-0250	1+	Deer Run
Compass Lake	Jackson	02-2N-11-0087-1520-0500	1+	GRAND QUIVIERA CR
Compass Lake	Jackson	02-2N-11-0095-2670-0270	1+	HIGHLANDS CR
Compass Lake	Jackson	02-2N-11-0087-1350-0980	1+	Holly Spring Avenue
Compass Lake	Jackson	02-2N-11-0087-1370-0330	1+	Jefferson
Compass Lake	Jackson	02-2N-11-0081-00K0-0260	1+	Magnolia
Compass Lake	Jackson	02-2N-11-0095-2750-0090	1+	Momence
Compass Lake	Jackson	02-2N-11-0095-2750-0100	1+	Momence
Compass Lake	Jackson	02-2N-11-0086-0890-0150	1+	Nebraska Circle
Compass Lake	Jackson	02-2N-11-0095-2370-0120	1+	Odum
Compass Lake	Jackson	02-2N-11-0095-2380-0610	1+	Olivia
Compass Lake	Jackson	02-2N-11-0095-2350-0110	1+	Pembroke
Compass Lake	Jackson	02-2N-11-0095-2340-0040	1+	Pembroke
Compass Lake	Jackson	02-2N-11-0087-1800-0060	1+	Southern
Compass Lake	Jackson	02-2N-11-0084-0380-0110	1+	Starling Avenue
Compass Lake	Jackson	02-2N-11 0095-2280-0490	1+	Triangle
Compass Lake	Jackson	02-2N-11-0087-1750-0160	1+	Union
Compass Lake	Jackson	02-2N-11-0095-2300-0050	1+	Wells
Compass Lake	Jackson	02-2N-11-0081-00R0-0010	1+	Woodland
Compass Lake	Jackson	02-2N-11-0095-2260-0320	1.03	Anderson Drive
Compass Lake	Jackson	02-2N-11-0083-00D0-0180	1.25	Ash Court
Compass Lake	Jackson	02-2N-11-0084-0500-0100	1.14	Aster Circle
Compass Lake	Jackson	02-2N-11-0087-1390-0060	1.78	Chaco Circle
Compass Lake	Jackson	02-2N-11-0087-1180-0260	1.23	Coconino Circle

Compass Lake	Jackson	02-2N-11-0095-2580-0040		Fairborn Ave
Compass Lake	Jackson	02-2N-11-0087-1450-0030		Fairview Road
Compass Lake	Jackson	02-2N-11-0083-10AE-0110		Nortek Blvd.
Compass Lake	Jackson	02-2N-11-0084-0610-0280		Nortek Blvd.
Compass Lake	Jackson	02-2N-11-0084-0360-0210		Cardinal Road
Compass Lake	Jackson	02-2N-11-0086-0890-0200		Nebraska Circle
Compass Lake	Jackson	02-2N-11-0083-00D0-0020		Tamarac
Compass Lake	Jackson	02-2N-11-0084-0380-0200		Starling Avenue
Compass Lake	Jackson	02-2N-11-0083-10BC-0100		Cherokee Street
Compass Lake	Jackson	02-2N-11-0087-1620-0480		Hatreras Ct
Compass Lake	Jackson	02-2N-11-0083-00T0-0010		Jackson Road
Compass Lake	Jackson	02-2N-11-0084-0360-0220		Quail Road
Sunny Hills	Washington	00000000-19-1083-0003	0.24	Blackstone Dr. Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0450-0031	0.29	Pintado Court Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0423-0007	0.23	Alhamba Dr. Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0428-0022	0.34	Clayton Court Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-07-0433-0002	0.23	Coronado Dr. Sunny Hills, FL. 32428
Sunny Hills	Washington	00000000-01-0106-0006		Lot 6, Block 106, Unit one
Sunny Hills	Washington	00000000-08-0501-0036	Lot 36, Block 501, Unit eight
Sunny Hills	Washington	00000000-07-0422-0013	Lot 13, Block 422, Unit seven
Sunny Hills	Washington	00000000-07-0466-0013	Lot 13, Block 466, Unit Seven

Commercial
	Jackson	31-5N-10-0000-0170-0000	27	Hwy 90, Marianna, Florida 32446
	Flagler	21-10-28-2775-00040-1009	0.87

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for real estate

Date	Security/Value

February 2009	162,500 shares of common stock in exchange for real estate valued at $162,500 or $1.00 per share, which was the fair value of the properties acquired.

October 2009	216,000 shares of common stock in exchange for real estate valued at $54,000 or $0.25 per share, which was the fair value of the properties acquired.

Securities issued for services

Date	Security/Value

October 2009	50,000 shares of common stock in exchange for consulting services valued at $15,000 ($0.30 per share), which was the fair value the services provided.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions.  We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transactions did not involve any public offering.

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

For the Year Ending December 31, 2009 Compared to the Year Ending December 31, 2008

Results of Operations

Sales.  Sales were $3,500 for the year ending December 31, 2009 compared to $20,000 for the year ending December 31, 2008.  Despite the fact the Company’s business plan was to improve its real estate holdings, in both periods the Company sold existing real estate inventory at a loss to raise needed capital for operations, and cost of sales is indicative of the value that the Company was carrying such inventory on its books.   Given the current weakness in the real

estate market the Company plans to explore alternative financing options to meet its future operating requirements.

Cost and Expense.  Cost and expenses were $770,386 for the year ending December 31, 2009 compared to $364,583 for the year ending December 31, 2008. The increase of approximately $400,000 is mostly the result of a $482,000 impairment charge that the Company expensed in 2009 to reflect the declining values in the real estate market, as well as $65,308 that was recognized for the impairment of property rights.    General and Administrative expenses were $150,168 for the year ending December 31, 2019 compared to $248,346 for the year ending December 31, 2008.  This decrease is reflective of the Company’s decision to limit its operations in 2009, as it scaled back operations pending the completion of the new international airport outside of Panama City, Florida which was scheduled to open in May 2010.

Loss from Operations.  Losses from operations were $777,926 for the year ending December 31, 2009 compared to $405,583 for the year ending December 31, 2008.  The increase in loss again was mainly reflective of larger write-downs of inventory and property impairment rights in 2009.

Net Loss Allocable to Common Shareholders.  Net losses allocable to common shareholders were $851,717 for the year ending December 31, 2009 compared to $468,420 for the year ending December 31, 2008.  The increase in loss again was mainly reflective of larger write-downs of inventory in 2009

Net Loss Per Share Allocable to Common Shareholders.  Net loss per share allocable to common shareholders was $0.04 for the year ending December 31, 2009 compared to $0.05 for the year ending December 31, 2008.

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

Analysis of Cash Flows.

The Company’s cash position was $56 at December 31, 2009 compared to $25,023 at December 31, 2008.

The Company wrote down its real estate inventory and property rights to better reflect the real estate slump during 2009.  Consequently, Total Assets were $1,315,501 at December 31, 2009 compared to $1,809,241 at December 31, 2008.

The Company borrowed funds from some investors totaling $135,000 to support its limited operations in 2009.  Current Liabilities increased to $287,878 at December 31, 2009 compared to $227,560 at December 31, 2008.   The increase in liabilities was due primarily from the aforementioned borrowing, net of a non-cash reduction of $100,000 in a mortgage liability.

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report.  A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

1.

Mr. Sydow is an executive officer of NB Regeneration, Inc. He does not hold an executive officer position with New Bastion Development, Inc.

2.

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

Meetings of the Board and Committees

During 2009, there were 4 meetings of the Board of Directors. Each current director attended at least 75% of the total number of meetings of the board held in 2009. The Board of Directors also acted at times by unanimous written consent.

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Elliot Bellen CEO, CFO Director(1)	2009 2008	39,182 0	0 0	0 0	0 0	0 0	39,182 0

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

No equity awards were outstanding for our named executive officers as of December 31, 2009, our latest fiscal year end.

Compensation of Directors

No compensation was awarded to, earned by, or paid to our directors for the fiscal years ended December 31, 2009.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 28, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

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

3.

Based on 28,498,802 shares of common stock outstanding on November 28, 2011.

4.

Includes 850,000 shares of common stock held by Zenith Holdings, an entity controlled by Barbara Queen, Michael Queen’s wife.

The following table sets forth, as of November 28, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)

Elliot Bellen	7,505,000	(5)	26.33%

Francis Proto	375,000		1.31%

Patrick O’Keefe	5,620,000	(6)	19.72%

Michael Sydow (7)	2,000,000	(8)(9)	7.01%

Directors and Officers as a Group (3 Persons)	13,500,000	(10)	47.37%

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

4.

Based on 28,498,802 shares of common stock outstanding on November 28, 2011.

5.

Includes (i) an option to purchase up to 500,000 shares of common stock exercisable by Mr. Bellen within 60 days from the date hereof; and (ii) 3,500,000 shares of common stock issued to Mr. Sydow pursuant to his employment agreement that have not yet vested and are under the control of our Company.

6.

Includes 2,700,000 shares held by Mr. O’Keefe as trustee FBO of Mr. Bellen’s minor children.

7.

Mr. Sydow does not hold an executive officer position with New Bastion Development, Inc. He is an executive officer of NB Regeneration, Inc.

8.

Includes (i) 500,000 shares issued to Mr. Sydow that vest within 60 days from the date hereof; and (ii) an option to purchase up to 500,000 shares of common stock exercisable within 60 days from the date hereof.

9.

Does not include 3,500,000 shares issued to Mr. Sydow pursuant to his employment that do not vest within 60 days from the date hereof.

10.

Does not include (i) 1,000,000 vested shares issued to Mr. Sydow; (ii) 500,000 shares issued to Mr. Sydow that vest within 60 days from the date hereof; or (iii) an option to purchase up to 500,000 shares of common stock exercisable by Mr. Sydow within 60 days from the date hereof.

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

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2009 and 2008 for professional services rendered by Salberg & Company, P.A. for the audit of the Company’s annual consolidated financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Salberg & Company, P.A. in connection with statutory and regulatory filings or engagements were $27,000 for the year ended December 31, 2009; and $27,000 for the year ended December 31, 2008.

Audit-Related Fees.

Fees billed for the years ended December 31, 2009 and December 31, 2009 for assurance and related services by Salberg & Company, P.A. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

Tax Fees.

Fees billed for the year ended December 31, 2009 for tax compliance by Salberg & Company, P.A. was $0; and for the year ended December 31, 2008 was $0.

All Other Fees.

Fees billed for the years ended December 31, 2009 and December 31, 2008 for products and services provided by Salberg & Company, P.A., other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg & Company, P.A. All the services performed by Salberg & Company, P.A. that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Salberg & Company, P.A.’s engagement to audit the Company’s consolidated financial statements for the year ended December 31, 2009 were attributed to work performed by persons other than Salberg & Company, P.A.’s full-time, permanent employees.

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

10.1

Memorandum of Understanding with United Advisory & Offshore Services, Corp (incorporated by reference to our 2010 Form 10-K filed on November 4, 2011)

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

NEW BASTION DEVELOPMENT, INC.

By: /s/ Elliot Bellen
Elliot Bellen,
Chief Executive Officer, President, Principal Financial Officer and Director

Date: November 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Elliot Bellen	Principal Executive Officer, Principal Financial Officer, Director	November 30, 2011

/s/Francis J. Proto	Director	November 30, 2011

/s/Patrick O’Keefe	Director	November 30, 2011

Appendix A

Financial Statements.

The following Audited Financial Statements are filed as part of this Form 10-K Report:

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

MAY 29, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2009

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIAIRES

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

New Bastion Development, Inc.

We have audited the accompanying consolidated balance sheets of New Bastion Development, Inc. and Subsidiaries (a development stage company) at December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2009 and for the period from May 29, 2007 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Bastion Development, Inc. and Subsidiaries (a development stage company) as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and for the period from May 29, 2007 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss allocable to common stockholders' and net cash used in operating activities in 2009 of $851,717 and $170,215, respectively, and has a deficit accumulated during development stage of $1,385,314 at December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 56	$ 25,023
Due from related party	-	20,000
Total Current Assets	56	45,023

OTHER ASSETS
Real estate inventories	1,264,000	1,698,910
Option to purchase real estate	51,445	-
Property rights	-	65,308
Total Other Assets	1,315,445	1,764,218

TOTAL ASSETS	$ 1,315,501	$ 1,809,241

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$ 36,395	$ 20,067
Notes payable	97,500	-
Mortgages payable	-	100,000
Convertible notes payable - net of discount	33,191	-
Advances from shareholders	2,748	-
Accounts payable	65,180	53,893
Accrued expenses	52,864	28,600
Total Current Liabilities	287,878	202,560

OTHER LIABILITIES
Notes payable	-	25,000

TOTAL LIABILITIES	287,878	227,560

STOCKHOLDERS' EQUITY
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
19,608,753 and 19,180,253 issued and outstanding at
December 31, 2009 and 2008, respectively	1,960,876	1,918,026
Additional paid-in-capital	242,061	(12,748)
Deficit accumulated during development stage	(1,385,314)	(533,597)

TOTAL STOCKHOLDERS' EQUITY	1,027,623	1,581,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,315,501	$ 1,809,241

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			May 29, 2007
	For the Year Ending	For the Year Ending	(Date of Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009

SALES	$ 3,500	$ 20,000	$ 23,500

COST OF SALES	11,040	61,000	72,040

GROSS LOSS	(7,540)	(41,000)	(48,540)

COST AND EXPENSE
Property taxes	27,469	24,147	62,060
Impairment loss on real estate inventories	482,041	92,090	574,131
Loss on real estate deposit	45,400	-	45,400
Impairment of property rights	65,308	-	65,308
General and administrative expense	150,168	248,346	450,822
	770,386	364,583	1,197,721

LOSS FROM OPERATIONS	(777,926)	(405,583)	(1,246,261)

OTHER INCOME (EXPENSE)
Interest expense	(57,463)	(16,298)	(76,186)
TOTAL OTHER EXPENSE	(57,463)	(16,298)	(76,186)

NET LOSS	$ (835,389)	$ (421,881)	$ (1,322,447)

Preferred stock dividends	(16,328)	(46,539)	(62,867)

NET LOSS ALLOCABLE TO COMMON
SHAREHOLDERS	$ (851,717)	$ (468,420)	$ (1,385,314)

NET LOSS PER SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$ (0.04)	$ (0.05)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	19,374,026	8,964,506	12,144,906

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008 AND

FOR THE PERIOD MAY 29, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional	Deficit Accumulated
	Number of	Preferred	Number of	Common	Paid-in	During
	Shares	Stock	Shares	Stock	Capital	Development Stage	Total
BEGINNING BALANCE AT MAY 29, 2007 (DATE OF INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash	-	-	775,000	77,500	(75,950)	-	1,550
Common stock issued for services	-	-	6,305,000	630,500	(617,890)	-	12,610
Common stock issued in exchange for real estate from a related party	-	-	525,000	52,500	118,500	-	171,000
Common stock issued in exchange for real estate	-	-	120,000	12,000	33,000	-	45,000
Common stock issued in exchange for the property rights to real estate from a director	-	-	420,000	42,000	23,308	-	65,308
Common stock issued in exchange for real estate from a related party	-	-	224,000	22,400	89,600	-	112,000
Stock-based prepayment for property to be received in 2008	-	-	-	-	12,500	-	12,500
Net loss for the period ending December 31, 2007	-	-	-	-	-	(65,177)	(65,177)

ENDING BALANCE AT DECEMBER 31, 2007	-	-	8,369,000	836,900	(416,932)	(65,177)	354,791

Preferred stock issued in exchange for real estate	210	210,000	-	-	(8,000)	-	202,000
Preferred stock issued in exchange for real estate	670	670,000	-	-	(627,450)	-	42,550
Common stock issued for cash	-	-	197,500	19,750	177,750	-	197,500
Common stock issued in exchange for real estate	-	-	414,700	41,470	220,530	-	262,000
Common stock issued in exchange for real estate	-	-	385,300	38,530	636,470	-	675,000
Accrued preferred dividends converted to common stock	-	-	26,473	2,648	23,824	-	26,472
Capital contributed	-	-	-	-	900	-	900
Convertible note and accrued interest converted to common stock	-	-	109,446	10,945	43,778	-	54,723
Preferred stock cancelled in exchange for real estate	(670)	(670,000)	-	-	806,715	-	136,715
Cancellation of prepayment for property to be received in 2008	-	-	-	-	(12,500)	-	(12,500)
Recapitalization and deemed issuance of shares	-	-	9,677,834	967,783	(857,833)	-	109,950
Preferred stock dividends	-	-	-	-	-	(46,539)	(46,539)
Net loss for the year ending December 31, 2008	-	-	-	-	-	(421,881)	(421,881)

ENDING BALANCE AT DECEMBER 31, 2008	210	210,000	19,180,253	1,918,026	(12,748)	(533,597)	1,581,681

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008 AND

FOR THE PERIOD MAY 29, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2009

(Continued)

	Preferred Stock	Common Stock			Additional	Deficit Accumulated
	Number of	Preferred	Number of	Common	Paid-in	During
	Shares	Stock	Shares	Stock	Capital	Development Stage	Total

Common stock issued in exchange for real estate	-	-	162,500	16,250	146,250	-	162,500
Beneficial conversion feature discount	-	-	-	-	66,159	-	66,159
Common stock issued in exchange for consulting services	-	-	50,000	5,000	10,000	-	15,000
Common stock issued in exchange for real estate	-	-	216,000	21,600	32,400	-	54,000
Preferred stock dividends	-	-	-	-	-	(16,328)	(16,328)
Net loss for the year ending December 31, 2009	-	-	-	-	-	(835,389)	(835,389)

ENDING BALANCE AT DECEMBER 31, 2009	210	$ 210,000	19,608,753	$ 1,960,876	$ 242,061	$ (1,385,314)	$ 1,027,623

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			May 29, 2007
	For the Year Ending	For the Year Ending	(Date of Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (835,389)	$ (421,881)	$ (1,322,447)
Adjustment to reconcile net loss to net cash
used in operating activities
Common stock granted for services	15,000	24,950	52,560
Impairment loss on real estate	482,041	92,090	574,131
Impairment of property rights	65,308	-	65,308
Amortization debt discount	36,850	-	36,850
Bad debt expense	12,500	-	12,500
(Increase) decrease in assets			-
Inventories	11,040	61,000	72,040
Prepaid expenses	-	1,000	-
Deposits	-	701	-
Increase (decrease) in liabilities			-
Accounts payable	18,171	42,046	72,064
Accrued expenses	24,264	28,600	53,289
Accrued interest	-	(5,259)	(5,259)

Net cash used in operating activities	(170,215)	(176,753)	(388,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	-	197,500	199,050
Loan repayment from (disbursement to) related party, net	7,500	(11,076)	(12,500)
Partial payments on mortgage notes payable	-	(11,178)	(11,178)
Contributed capital	-	900	900
Advances from shareholders	2,748	-	2,748
Repayments of notes payable	-	(50,000)	(50,000)
Repayments of notes payable, related parties	-	(50,000)	(50,000)
Proceeds from notes payable	135,000	75,000	210,000
Proceeds from notes payable, related parties	-	50,000	100,000

Net cash provided by financing activities	145,248	201,146	389,020

NET INCREASE IN CASH AND CASH EQUIVALENTS	(24,967)	24,393	56

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	25,023	630	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 56	$ 25,023	$ 56

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

For the Period
May 29, 2007
	For the Year Ending		(Date of Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$ -	$ -	$ -

Interest paid	$ 14,680	$ 6,245	$ 23,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate and mortgage payable acquired in exchange for common stock	$ -	$ -	$ 145,000

Common stock issued in exchange for future real estate	$ -	$ -	$ 12,500

Property rights acquired in exchange for real estate	$ -	$ -	$ 65,308

Acquisition of property in exchange for preferred stock	$ -	$ 202,000	$ 202,000

Acquisition of property in exchange for common stock	$ 216,500	$ 1,022,000	$ 1,521,500

Conversion of note payable and accrued interest into common stock	$ -	$ 54,723	$ 54,723

Dividends converted or paid in common stock	$ -	$ 46,539	$ 46,539

Cancellation of stock based prepayments for properties	$ -	$ 12,500	$ 12,500

Acquisition of property for assumed mortgage and preferred stock issuance	$ -	$ 400,000	$ 400,000

Return of property for preferred stock and mortgage cancellation	$ -	$ 200,000	$ 200,000

Satisfaction of mortgage in exchange for property	$ 100,000	$ -	$ 100,000

Debt discount for Beneficial Conversion Feature values	$ 66,159	$ -	$ 66,159

Dividend on preferred stock	$ 16,328	$ -	$ 16,328

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

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

Development Stage Company

Our Company was formed in May 2007.  Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  We are a development stage company with limited revenues and no profits.  Since we have a limited operating history, there is only a limited basis upon which to evaluate our Company’s performance and its prospects for achieving its intended business objectives.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, especially in rapidly changing industries, such as the real estate industry.  Potential investors should be aware of the difficulties, delays and expenses normally encountered with an

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

enterprise in its development stage, many of which are beyond our control.  These include, but are not limited to, initial start-up costs, marketing costs, competition and unanticipated costs and expenses.  We cannot assure you that our business plan as described herein will either materialize or prove successful, or that we will ever be able to operate profitably and, if not, investors may lose all or a substantial portion or their investment.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in 2009 and 2008 include the fair market value of real estate properties acquired, the fair market value of real estate properties held at year end, the fair value of property rights and options acquired or held at period end, the valuation of equity issued for property or services and the valuation of deferred tax assets.

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

Provision for Losses on Real Estate

The Company’s real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  The Company has recorded an impairment loss on the properties of $482,041 and $92,090 for the years ending December 31, 2009 and 2008, respectively.

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

We adopted accounting guidance for fair value measurements of financial assets and liabilities and adopted the same guidance for non-financial assets and liabilities effective January 1, 2009.  The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company had no financial or non-financial assets or liabilities measured at fair value and subject to this accounting standard as of December 31, 2009 or 2008.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Basic and Diluted Net Loss Per Share

The Company follows ASC 250-10, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share.  Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. Because the Company reported a net loss in 2009 and 2008, any common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  At December 31, 2009 there was $62,500 of convertible debt convertible into 5,000,000 common shares that may dilute future earnings per share.

Recently Issued Pronouncements

The Company follows ASC 805, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis. In December 2010, the FASB issued an amendment to this standard pertaining to the disclosures of supplementary pro forma information for business combinations.  This amendment requires that the entity, when presenting comparative financial statements, should disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only.  These new amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption of these amendments is permitted.  The amendments are not expected to have a material impact on the financial statements.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

borrowing rate when interest costs are recognized in subsequent periods. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for convertible debt.

In January 2010, the FASB issued an amendment to ASC 810, Consolidations to address the accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business or non-profit activity and effects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or non-profit activity for an equity interest in another entity.  These January 2010 amendments are effective for financial statements beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period that the entity adopted Statement 160.  Application of these amendments is not expected to have a significant impact on the financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements for the year ended December 31, 2009 the Company had only $3,500 revenues, a net loss allocable to common stockholders of $851,717 and cash used in operating activities of $170,215 and at December 31, 2009 had a deficit accumulated during the development stage of $1,315,384 and $56 of cash on hand.  These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

In order to execute its business plan, the Company will need to raise additional working capital.  There can be no assurance that the Company will be able to obtain the necessary working capital to execute its business plan.   However, the Company believes that it will have the ability to obtain additional capital through the exercise of outstanding warrants (NOTE 15), the sale of its securities, and possible through obtaining some debt financing.

NOTE 3 – RELATED PARTY RECEIVABLE

The related party receivable represents a loan made in October 2008 to a company owned by an officer of the Company.  The receivable has no stated interest or repayment terms.  The balance at December 31, 2009 and 2008 was $0 and $20,000 (NOTE 14).  During the year ending December 31, 2009, $7,500 was repaid by the related party, with the remaining balance of $12,500 expensed as uncollectible.

NOTE 4 – REAL ESTATE INVENTORIES

A summary of real estate carrying value by project is as follows:

	December 31, 2009	December 31, 2008

Compass Lake	$554,000	$672,670
Sunny Hills	82,000	66,240
Commercial	175,500	200,000
Calhoun County	450,000	675,000
Flagler County	2,500	15,000
Jackson County	-	70,000
Total Real Estate Inventory	$1,264,000	$1,698,910

All the properties are currently not being developed. See NOTE 7 for mortgage encumbrances on these inventories.  See NOTE 6 and NOTE 14 for properties acquired from related parties.

The Company evaluated the carrying value of the properties as of December 31, 2009.  Consequently the Company recorded an impairment loss against the cost of the properties for the year ended December

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

31, 2009 of $482,041 as follows: Compass Lake inventory $192,841, Sunny Hills inventory $27,200, Commercial inventory $24,500, Calhoun inventory $225,000 and Flagler inventory $12,500.  For the year ended December 31, 2008, the Company recorded an impairment loss against the cost of the properties of $92,090 as follows: Compass Lake inventory $62,330 and Sunny Hills inventory $29,760.

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

NOTE 6 – PROPERTY RIGHTS

Pursuant to a December 5, 2007 agreement between the Company and a “seller” who is a director of the Company, the Company paid 420,000 common shares to the seller to obtain the “rights” of ownership to certain vacant lots which are encumbered by mortgages under the seller’s name.  Such rights include use of the property and the right to any net profit from the sale of such property after pay off of the related mortgages.  A quit claim deed was executed in the Company’s name but is being held in escrow until such time as the Company (i) begins to make mortgage payments on the seller’s mortgage, which under the agreement was to begin on January 15, 2009, and/or (ii) seeks to refinance the property, pay off the mortgages, or remove the seller’s name as personal guarantor of the mortgages.  The mortgages contain a “second home rider” under which the mortgagee is prohibited from renting out or transferring control, occupancy or use of such properties.  Violation of this clause may be an event of default; however, as of the date of this report, the seller has not received a notice of default from the lender.

The property rights were valued by the Company on the agreement date at the fair market value of the property of $700,000, less the mortgage balances of $593,222 and less estimated selling costs of $41,470 for a net value of $65,308.  The Company has recorded an impairment of $65,308 and $0 for the years ended December 31, 2009 and 2008 to better reflect present market conditions for a balance of $0 and $65,308 at December 31, 2009 and 2008.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

NOTE 8 – ADVANCES FROM SHAREHOLDERS

During 2009, two shareholders loaned the Company funds.  There are no interest or repayment terms.  The balance at December 31, 2009 and 2008 is $2,748 and $0, respectively.

NOTE 9 – PROMISSORY NOTES PAYABLE

	December 31, 2009	December 31, 2008

Notes Payable

Notes payable. 10% interest bearing and due July 16, 2010	$25,000	$25,000

Note payable, entered into on April 16, 2009, with interest of 9.75%		-
per annum, payable on demand anytime after November 1, 2009.	72,500	-

	97,500	25,000

Less: Current Portion	97,500	-

Notes Payable	$-	$25,000

In March 2008 the Company borrowed $25,000 from an individual.  The note was non-interest bearing and due on demand, but was modified in January 2010 to add 10% interest, add a conversion feature and establish a maturity date of July 16, 2010 (in default as of the date of this report).  Accordingly, this debt is reflected as long term debt as of December 31, 2009 and 2008 in accordance with ASC 470-10-45 Debt – Other Presentation Matters.

In March 2008 the president loaned the Company $50,000 and was repaid $50,000 in full without interest during the year ended December 31, 2008 (NOTE 14).

In March 2008 an individual paid $50,000 on behalf of the Company to allow certain shareholders of the Company to purchase control of a public shell.  This was treated as a loan payable and prepaid organization costs that were expensed in 2008 upon closing of the share exchange (see Note 1).  The lender was repaid in May 2008 and organization costs of $50,000 were expensed during the year ended December 31, 2008.

In April 2009, the Company borrowed $72,500 from a third party with the loan secured by 24 property lots located in Compass Lake, Florida with an approximate recorded value of $240,000 as of December 31, 2010.  This note was due on demand after November 1, 2009 with interest accruing at 9.75% per annum.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	December 31, 2009	December 31, 2008

Convertible Note Payable

Convertible note payable, entered into on May 26, 2009, with interest of 10% per annum, due on May 25, 2010. The note
is payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares
of common stock of the Company.	$62,500	$-

Less: Beneficial conversion feature debt discount	29,309

Convertible note payable, net of discount	$33,191	$-

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $66,159 consisting of $62,500 for the note and $3,659 for the accrued interest.  The BCF has been recorded as a discount to the notes payable and an increase in Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract, which is 365 days.  During the year ending December 31, 2009 the Company recognized $36,850 in amortization which has been charged to interest expense resulting in a carrying value of $33,191 as of December 31, 2009.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

NOTE 11 – MORTGAGES PAYABLES

	December 31, 2009	December 31, 2008

Mortgage Notes Payable
Mortgage Note Payable Assumed. Interest at 12% per annum with payments beginning November 2007 and maturing with principal and unpaid interest due on February 1, 2009. The note is secured by eight lots in the Compass Lake subdivision. Upon the assumption of this note, the book value of these eight lots was $141,000. The Company was in default of the loan and in December 2009, they entered into an agreement to transfer the eight lots plus two additional lots in the Compass Lake subdivision as complete satisfaction for the note. The Company has an option to purchase all ten lots for a period of one year for a purchase price
of $110,000 plus any taxes or assessments paid. The option was	$-	$100,000
recorded in 2009 at a value of $51,445 (NOTE 7).

Mortgage Note Payable. Interest at 10% per annum with payments beginning February 2008. The loan matures on March 5, 2012. The note is secured by a commercial lot in Marianna, FL. The balance upon assumption in February 2008 was $357,451. During 2008, the Company
stopped making payments on the mortgage and returned the commercial
lot as complete satisfaction of the mortgage and accrued interest.	-	-

Mortgage Notes Payable	$-	$100,000

In late October 2007 upon the purchase of eight lots from one seller in the Compass Lake division, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  This note is personally guaranteed by the President of the Company.  The collateral is valued on the Company records at $129,043 and $129,043 at December 31, 2009 and 2008 as part of the $554,000 and $672,670 in Note 4 above (see Note 14 and Note 7 for settlement of this note in December 2009).

In February 2008 upon the purchase of two lots from two sellers, one of which was a related party, in Marianna, Florida, the Company assumed a mortgage note for $400,000 bearing interest at 10% per annum.  The balance upon assumption was $357,451 and monthly principal and interest payments of $8,498.82 are due on the fifth of each until March 5, 2012 at which time all principal together with any accrued but unpaid interest will be due.  The Company stopped making payment on the mortgage and it was in default.  During December 2008, the Company agreed to return the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot back to the Company as contributed capital (NOTES 13 and 14).

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

	2009		2008
	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(248,000)	(34)	$(143,000)	(34)
State tax, net of federal tax effect	(75,000)	(9)	(38,000)	(9)
Change in valuation allowance	359,000	43	181,000	43

	$ -	-	$ -	-

The components of deferred tax assets as of December 31, 2009 and 2008:

	2009	2008

Deferred tax asset for NOL carryforwards	$ 568,000	$ 209,000
Valuation allowance	(568,000)	(209,000)

	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $568,000 and $209,000. The change in the total valuation for the year ended December 31, 2009 and 2008 was an increase of $359,000 and $181,000.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $1,322,447, expiring through the year ending December 31, 2029.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryfowards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of December 31, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  Tax year 2009 will remain subject to examination by major tax jurisdictions.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

In February 2008, a majority of the Company’s subsidiary shareholders approved an amendment to the Articles of Incorporation of the subsidiary to allow 50,000,000 shares of common stock to be authorized and 10,000,000 shares of no par value preferred stock to be authorized.  Included in the preferred shares is 5,000,000 shares designated as Series A Preferred Stock (“Series A”), of which there are ten sub-

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

series.  The first set of sub-series are (Series A-1, A-2, A-3, A-4, A-5) of 500,000 shares in each sub-series, with a par value and redemption value of $1,000 per share.  The second set of sub-series are (Series A-6, A-7, A-8, A-9, A-10) of 500,000 shares each, with a par value of $1,000 and the redemption value to be determined by the Board of Directors at a future time.

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

In February 2008, the Company issued 340 shares of its Series A-1 preferred stock and 330 shares of its Series A-2 preferred stock in exchange for real estate valued at $42,550, fair value ($400,000 estimated property fair value less assumed mortgage notes of $357,450).

There was no beneficial conversion value upon issuance as the conversion price was equal to a contemporaneous common stock sale price of $1.00.

In December 2008, the Company cancelled the 340 shares of its Series A-1 preferred stock and 330 shares of its Series A-2 preferred stock issued in February 2008 and returned the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot back to the Company as contributed capital.  (NOTE 11)

Common Stock

Stock Issued for Cash

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

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

During October 2007, the Company issued 120,000 shares of its common stock in exchange for real estate valued at $45,000 or $0.325 per share.  These shares were valued at the estimated fair value of the property acquired.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

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

NOTE 14 – RELATED PARTY

The related party receivable represents a receivable made to a company owned by an officer of the Company.  The receivable has no stated interest or repayment terms.  The balance at December 31, 2009 and 2008 was $0 and $20,000 (NOTE 3). During the year ending December 31, 2009, $7,500 was repaid by the related party, with the remaining balance of $12,500 expensed as uncollectible.

In late October 2007 upon the purchase of eight lots from a related party in the Compass Lake division, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  This note is personally guaranteed by the President of the Company.  The collateral is valued on the Company records at $129,043 at December 31, 2008 as part of the $672,670 in Note 4 above.  (See Note 7 for settlement in 2009)

In February 2008 upon the purchase of two lots from two sellers, one of which was a related party, in Marianna, Florida, the Company assumed a mortgage note for $400,000 bearing interest at 12% per annum.  The balance upon assumption was $357,451 and monthly principal and interest payments of $8,498.82 are due on the fifth of each until March 5, 2012 at which time all principal together with any accrued but unpaid interest will be due.  The Company stopped making payment on the mortgage and it was in default.  During December 2008, the Company agreed to return the two lots back to the original owners in exchange for the satisfaction of the mortgage and accrued interest.  The related party agreed to contribute one lot back to the Company as contributed capital (NOTE 4).

In March 2008 the president loaned the Company $50,000 and was repaid $50,000 in full without interest during the year ended December 31, 2008 (NOTE 9).

NOTE 15 – SUBSEQUENT EVENTS

In September 2010, the Company formed a wholly owned subsidiary, NB Regeneration, Inc., as a Florida Corporation to pursue business opportunities relative to the production of nitrogen fertilizers used in the global agriculture market.

In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  The promissory note is secured by 24 property lots with a recorded value of approximately $240,000 as of December 31, 2010.  Somerset’s Motion for Summary Judgment against the Defendants was denied.  The parties are now actively engaged in the discovery process.  However, New Bastion and Somerset, through their respective counsel, are actively involved in settlement negotiations and hope to amicably resolve this matter without the necessity of a trial.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

In December 2010, the Company issued 480,000 shares of its common stock as a partial conversion ($6,000) of the Enders convertible note at a conversion price of $0.0125.

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

On May 16, 2011, the Company entered into a five year employment agreement with Elliot Bellen to serve as the Company’s Chief Executive Officer.  On the employment agreement date, subject to continued employment, Mr. Bellen was awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 1, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $486,000 based upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 353% to 430% expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized $119,000, $121,000, $122,000 and $124,000 approximately in years one through four, respectively.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

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

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and $8,000 as complete settlement for the convertible promissory note.  The fair market value of these shares was $400,000 ($0.25 per share based on the recent private placement sales) and the reacquisition value of the embedded beneficial conversion feature of this note on the settlement date is $1,128,639, which is the

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009AND 2008

total outstanding amount of $67,402 minus the $8,000 payment made at the original convertible price per share for 4,752,160 shares at the intrinsic price $0.2375 per share.  A gain of $788,041 was recognized on the debt extinguishment.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

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