Form 10-Q
period 2010-03-31
NEW BASTION DEVELOPMENT, INC.
filed 2012-04-16
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number: 001-04124

NEW BASTION DEVELOPMENT, INC.

 (Exact name of registrant as specified in its charter)

Pennsylvania	23-1364981
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11985 Southern Boulevard, Suite 191

Royal Palm Beach, FL 33411

 (Address of principal executive offices)

(866) 541-0625

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,918,753 shares of common stock are issued and outstanding as of April 5, 2012.

NEW BASTION DEVELOPMENT, INC.

FORM 10-Q

March 31, 2010

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3
	Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and for the period from May 29, 2007 (Inception) to March 31, 2010 (Unaudited)	4
	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and for the period from May 29, 2007 (Inception) to March 31, 2010 (Unaudited)	5-6
	Condensed Notes to Unaudited Financial Statements.	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$360	$56

Total Current Assets	360	56

OTHER ASSETS
Real estate inventories	1,264,000	1,264,000
Option to purchase real estate	51,445	51,445

Total Other Assets	1,315,445	1,315,445

TOTAL ASSETS	$1,315,805	$1,315,501

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$41,665	$36,395
Notes payable	72,500	97,500
Convertible notes payable, net of discount	61,106	33,191
Advances from related party	10,627	2,748
Accounts payable	64,780	65,180
Accrued compensation and benefits	6,429	6,429
Accrued real estate taxes and penalties	47,733	40,503
Accrued interest payable	7,313	5,932

Total Current Liabilities	312,153	287,878

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY :
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
19,608,753 and 19,608,753 issued and outstanding at March 31, 2010 and
December 31, 2009, respectively.	1,960,876	1,960,876
Additional paid-in-capital	268,311	242,061
Deficit accumulated during development stage	(1,435,535)	(1,385,314)

TOTAL STOCKHOLDERS' EQUITY	1,003,652	1,027,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,315,805	$1,315,501

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2010	2009	2010

SALES	$-	$-	$23,500

COST OF SALES	-	-	72,040

GROSS LOSS	-	-	(48,540)

COST AND EXPENSES
Property taxes	7,230	6,871	69,290
Impairment loss on real estate inventories	-	-	574,131
Loss on real estate deposit	-	-	45,400
Impairment of property rights	-	-	65,308
General and administrative expense	4,759	39,357	455,581

Total Costs and Expenses	11,989	46,228	1,209,710

LOSS FROM OPERATIONS	(11,989)	(46,228)	(1,258,250)

OTHER EXPENSE
Interest expense	(32,962)	(5,438)	(109,148)

Total Other Expense	(32,962)	(5,438)	(109,148)

NET LOSS	(44,951)	(51,666)	(1,367,398)

Preferred stock dividends	(5,270)	(3,670)	(68,137)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(50,221)	$(55,336)	$(1,435,535)

NET LOSS PER COMMON SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$-	$-	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	19,608,753	19,255,531	18,119,745

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,951)	$(51,666)	$(1,367,398)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	-	52,560
Impairment loss on real estate	-	-	574,131
Impairment of property rights	-	-	65,308
Interest expenses related to beneficial conversion feature	29,165	-	66,015
Bad debt expense	-	-	12,500
(Increase) decrease in assets
Inventories	-	-	72,040
Deposit of real estate	-	-	-
Increase (decrease) in liabilities
Accounts payable	(400)	10,380	71,664
Accrued real estate taxes and penalties	7,230	6,756	7,230
Accrued expenses	-	(3,181)	53,289
Accrued interest payable	1,381	1,000	(3,878)

Net cash used in operating activities	(7,575)	(36,711)	(396,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	-	-	199,050
Loan to related party	-	7,500	(12,500)
Partial payments on mortgage notes payable	-	-	(11,178)
Contributed capital	-	-	900
Advances from related party	10,680	2,438	13,428
Repayment of advances from related party	(2,801)	-	(2,801)
Repayments of notes payable	-	-	(50,000)
Repayments of notes payable, related parties	-	-	(50,000)
Proceeds from notes payable	-	1,750	210,000
Proceeds from notes payable, related parties	-	-	100,000

Net cash provided by financing activities	7,879	11,688	396,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304	(25,023)	360

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56	25,023	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$360	$-	$360

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2010	2009	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$2,417	$-	$26,342

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Real estate and mortgage payable acquired in exchange for common stock	$-	$-	$145,000
Common stock issued in exchange for future real estate	$-	$-	$12,500
Property rights acquired in exchange for real estate	$-	$-	$65,308
Acquisition of property in exchange for preferred stock	$-	$-	$202,000
Acquisition of property in exchange for common stock	$-	$162,500	$1,305,000
Conversion of note payable and accrued interest into common stock	$-	$-	$54,723
Dividends converted or paid in common stock	$-	$-	$46,539
Cancellation of stock based prepayments for properties	$-	$-	$12,500
Acquisition of property for assumed mortgage and preferred stock issuance	$-	$-	$400,000
Return of property for preferred stock and mortgage cancellation	$-	$-	$200,000
Satisfaction of mortgage in exchange for property	$-	$-	$100,000
Debt discount for Beneficial Conversion Feature values	$26,250	$-	$92,409
Dividend on preferred stock	$5,270	$3,670	$21,598

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Bastion Development, Inc. (the “Company”) was incorporated in the Commonwealth of Pennsylvania on January 12, 1951 as Jetronic Industries, Inc. (“Jetronic”). Jetronic filed a voluntary Petition under Chapter 7 of Title 11, of the United States Code (“Bankruptcy Code”) on November 22, 2000. In February 2008, on behalf of New Bastion Development, Inc., a Florida corporation incorporated on May 29, 2007, (“New Bastion Florida”), a representative of New Bastion Florida purchased the Jetronic corporate shell from the Chapter 7 Trustee pursuant to the Bankruptcy Code.

On November 21, 2008, pursuant to the Share Exchange Agreement (the "Transaction" or "Share Exchange"), Jetronic acquired all of the outstanding common stock of New Bastion Florida in exchange for Jetronic’s common stock, par value $0.10 per share whereby New Bastion Florida shareholders received one common share of Jetronic for each two shares they held in New Bastion Florida.  This transaction closed on December 29, 2008. The capitalization of Jetronic just subsequent to the exchange consists of 19,180,253 shares of common stock outstanding, of which Jetronic’s stockholders retain 9,677,834 shares of common stock, and New Bastion Florida's stockholders retain 9,502,419 shares of Common Stock.  Additionally, all of the controlling shares of Jetronic Common Stock that was previously issued to New Bastion Florida by Jetronic were cancelled. New Bastion Florida's stockholders holding the 880 shares of Series A Convertible Preferred Stock shall retain such shares until such time that Jetronic’s capital structure will enable it to issue 880 shares of comparable preferred stock. The Transaction was structured so as to qualify as a tax-free exchange under Section 368 of the Internal Revenue Code of 1986, as amended. Jetronic changed its name to New Bastion Development, Inc., effective February 2, 2009. This share exchange transaction is treated as a combination of entities under common control and recapitalization of New Bastion Florida with New Bastion Florida considered the historical issuer.  New Bastion is deemed to have issued 9,677,834 common shares to the pre-share exchange stockholders of Jetronic.  The consolidated financial statements subsequent to the share exchange consist of the balance sheets of the parent and subsidiary, the historical results of operations of New Bastion Florida, and the results of operations of Jetronic since the date it became under common control in March 2008.

On December 29, 2008, the Company changed its fiscal year end from January 31 to December 31 to conform to the fiscal year end of New Bastion Florida; and on February 2, 2009 the Company filed with the State of Pennsylvania articles of amendment to Jetronic’s articles of incorporation changing its name from Jetronic to New Bastion Development, Inc.

New Bastion Florida was formed for the purpose of exploiting local real estate opportunities in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna area”) located in Northwest Florida, which is the last major undeveloped area in Florida. The first post-9/11 airport, Northwest Florida Beaches International Airport, broke ground on November 1, 2007 on 4,000 acres located in the Panama City/Marianna area that were donated by the St. Joe Company (NYSE: JOE).  The project was completed on May 23, 2010 and it serves as a gateway to Northwest Florida and its beautiful world-famous beaches. The airport serves Southwest Airlines and Delta Airlines, which together provide daily flights to key U.S. destinations, including cities serving as international gateways.

In September 2010, the Company formed a wholly-owned subsidiary, NB Regeneration, Inc., a Florida corporation (“NB Regeneration”) designed to pursue business opportunities relative to the construction of a facility and the production of nitrogen fertilizers used in the global agricultural market. In May 2011, NB Regeneration entered into a Memorandum of Understanding with United Advisory, a Panamanian corporation that was formed to own and construct an ammonia and urea facility in the Republic of Panama, in the Free trade Zone.  Under the terms of the agreement certain financial partners will subscribe to United Advisory and contribute sufficient funds to complete construction of the Outer Battery Limits (OBL) which are estimated to cost between $300-$500 Million, and NB Regeneration has undertaken to arrange debt financing for the facility, supervise the development of construction, contract for feedstock and raw materials, market and sell the products from the operation of the facility, and to manage the facility's day to day operation upon completion.  NB Regeneration shall receive a 51% interest in United Advisory and its financial partners shall receive a 49% interest.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

On August 25, 2011, the Company formed NB Medical, Inc. a new wholly-owned division, incorporated in the State of Florida for the purpose of exploring some business prospects in the medical and related fields.

Basis of presentation, principals of consolidation, and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.  The accompanying unaudited consolidated financial statements for New Bastion Development, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The consolidated financial statements include the accounts of New Bastion Development, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives.  As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $44,951 and $7,575, respectively, for the three months ended March 31, 2010 and an accumulated deficit of $1,435,535 at March 31, 2010 and had no revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2010 and 2009 periods include assumptions used in assessing impairment of long-term assets, the fair market value of real estate properties held for sale, the valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2010. There were no balances in excess of FDIC insured levels as of March 31, 2010 and December 31, 2009.

Geographic concentration of real estate inventories

All of the Companies real estate inventories are located in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna Area”) located in Northwest Florida.

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
*

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

*

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, notes and mortgages payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. Mortgage and other notes payable carrying value approximate fair value based on the market interest rates under such notes. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Real estate inventories

Real estate inventories, consisting of 65 undeveloped plots and a 27 acre commercial parcel of land primarily in Jackson County and Washington County, Florida, are recorded at cost on the acquisition date which was based on the fair value of such property using a certified real estate appraisal if the consideration paid was the Company’s common stock or the amount of cash paid. If the Company was to develop the properties, inventory costs may also include land development or home construction costs and interest related to development and construction.  Construction overhead and selling expenses would be expensed as incurred.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the three months ended March 31, 2010 and 2009, the Company recorded an impairment loss on the property rights and real estate inventories of $0 and $65,308, respectively.

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

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Other than the impairment of property rights, the Company did not record any impairment charges during the three months ended March 31, 2010 or 2009.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company’s specific revenue recognition policies are as follows:

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying statements of operations. For the three months ended March 31, 2010 and 2009, advertising expense was $0 and $5,461, respectively.

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, the Company did not have any research and development activities.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Because the Company reported a net loss for the three months ended March 31, 2010 and 2009, any common stock equivalents, including stock options, warrants, and shares issuable upon conversion of convertible debt were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31,	December 31,
	2010	2009
Convertible debt	6,800,000	6,800,000
Total	6,800,000	6,800,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – REAL ESTATE INVENTORIES

At March 31, 2010 and December 31, 2009, real estate inventories, consisting of 65 undeveloped plots and a 27 acre commercial parcel of land primarily in Jackson and Washington County, Florida, consisted of the following:

Location	Subdivision	2010	2009
Jackson County, FL	Compass Lake	$554,000	$554,000
Washington County, FL	Sunny Hills	82,000	82,000
Jackson County, FL	Commercial	175,500	175,500
Calhoun County, FL	-	450,000	450,000
Flagler County, FL	Flagler County	2,500	2,500
		$1,264,000	$1,264,000

The Company evaluated the carrying value of the properties as of March 31, 2010. For the three months ended March 31, 2010 and 2009, the Company did not record an impairment loss on the properties. The properties are currently not being developed.

NOTE 3 – DEPOSIT ON LAND

During May 2009 the Company entered into an agreement to purchase 757 acres of undeveloped land in Jackson County, Florida.  Under the terms of the agreement the Company made an earnest money deposit of $45,400 and closing was to occur within 60 days.  Upon due diligence the Company discovered that there were some access issues that needed to be resolved prior to the subject property to being suitable for its intended purposes.  The Company did not close on the purchase pursuant to the terms of the agreement and has technically forfeited its earnest money deposit; however the Seller and the Company continue to discuss the sale in which case the Seller has indicated a willingness to credit the Company for the earnest money deposit previously paid.  This forfeiture of the deposit of $45,400 was recorded as a loss during the three months ended September 30, 2009.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 4 – PROPERTY RIGHTS

Pursuant to a December 5, 2007 agreement between the Company and a “seller” who is a director of the Company, the Company paid 420,000 common shares to the seller to obtain the “rights” of ownership to certain vacant lots which are encumbered by mortgages under the seller’s name.  Such rights include use of the property and the right to any net profit from the sale of such property after pay off of the related mortgages.  A quit claim deed was executed in the Company’s name but is being held in escrow until such time as the Company (i) begins to make mortgage payments on the seller’s mortgage, which under the agreement is to begin on January 15, 2009, and/or (ii) seeks to refinance the property, pay off the mortgages, or remove the seller’s name as personal guarantor of the mortgages.  The mortgages contain a “second home rider” under which the mortgagee is prohibited from renting out or transferring control, occupancy or use of such properties.  Violation of this clause may be an event of default. The property rights were originally valued by the Company on the agreement date at the fair market value of the property of $700,000, less the mortgage balances of $593,222 and less estimated selling costs of $41,470 for a net value of $65,308.  During the quarter ended June 30, 2009, the Company recorded an impairment loss of $65,308 to better reflect present market conditions.

NOTE 5 – OPTION TO PURCHASE REAL ESTATE

In late October 2007 upon the purchase of eight lots from one seller in the Compass Lake subdivision, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  During December 2009 the Company entered into an Agreement to transfer the eight lots plus two additional lots in the Compass Lake subdivision with a recorded value of $158,329 as complete satisfaction for the mortgage note and related accrued interest and taxes totaling $106,889.  As part of the above settlement, the Company obtained an option to purchase all ten lots back for a period of one year for a purchase price of $110,000 plus any taxes or assessments paid.  The Company has recorded the price of this option at $51,445 which is the net difference between the recorded property value and liabilities settled as discussed above.  The balance of the option at March 31, 2010 and December 31, 2009 remained at $51,445.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advanced from related party

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. During the three months ended March 31, 2010, CEO advanced funds of $10,680 and was repaid funds of $2,801. During the three months ended March 31, 2009, CEO advanced funds of $2,438. At March 31, 2010 and December 31, 2009, the Company had a payable to the CEO of $10,627 and $2,748, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheet.

NOTE 7 – NOTES PAYABLE

At March 31, 2010 and December 31, 2009, notes payables consisted of the following:

	March 31, 2010	December 31, 2009
Notes payable. 10% interest bearing and due July 16, 2010. This note was transferred to convertible notes (Note 5) (a)	$-	$25,000

Note payable, entered into on April 16, 2009, with interest of 9.75% per annum, payable on demand any time after November 1, 2009. (b)	72,500	72,500
	72,500	97,500
Less: current portion	(72,500)	(97,500)

Notes payable, long-term	$-	$-

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

(a)

In March 2008 the Company borrowed $25,000 from an individual.  The note was non-interest bearing and due on demand, but was modified in January 2010 to add 10% interest, add a conversion feature and establish a maturity date of July 16, 2010 (in default as of the date of this report (See Note 8).

(b)

In April 2009, the Company borrowed $72,500 from a third party with the loan secured by certain property lots located in Compass Lake, Florida.  This note was due on demand after November 1, 2009 with interest accruing at 25% per annum based on the default interest rate.  In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  Somerset’s Motion for Summary Judgment against the Defendants was denied.  On March 20, 2012, Somerset received a Final Judgment of Foreclosure in the amount of $150,853 and the 24 Compass lots that are secured by a lien are scheduled to be sold at a public auction on April 19, 2012 to the highest bidder. The Company and Somerset are currently in discussions to resolve the matter and to avoid the auctioning of the properties.

At March 31, 2010 and December 31, 2009, interest amounts due under the note amounted to $1,599 and $2,273, respectively. The weighted average interest rate on the Company short-term obligations was approximately 17%.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At March 31, 2010 and December 31, 2009, convertible notes payable consisted of the following:

	March 31, 2010	December 31, 2009
Convertible note payable dated May 26, 2009, original principal of $62,500, with interest of 10% per annum, due on May 25, 2010. The note is payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of March 31, 2010, this note was in default. This note was extinguished in September 2011 (See Note 11). (a)	$62,500	$62,500

Convertible note payable, modified on January 17, 2010, with interest of 10% per annum, due on July 16, 2010. The modification is treated like a debt extinguishment and a new beneficial conversion value of $26,250 was recorded to be amortized over the term. The note was payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of March 31, 2010, this note was in default. This note was extinguished in September 2011 (See Note 11). (b)

	25,000	-
	87,500	62,500
Less: beneficial conversion feature debt discount	(26,394)	(29,309)
Total convertible note payable	$61,106	$33,191

(a)

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

(b)

On January 17, 2010 the Company modified the note payable to a shareholder of $25,000 dated March 2008 (NOTE 7).  Since the modification added a substantive conversion feature it is treated as a debt extinguishment.  The modification also extended the due date to July 16, 2010.  Pursuant to the note agreement, the note is now payable in cash with interest of 10% per annum and principal and interest can be converted in the Company’s common stock, at a $0.0125 per share.  However, in no instance may the payee convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $26,250 consisting of $25,000 for the note and $1,250 for the accrued interest.  The BCF has been recorded as a discount to the notes payable and an increase in additional paid-in capital.

In accordance with ASC 470, the Company amortizes the BCF amounts over the life of the respective contract, which is 365 days.  For the three months ending March 31, 2010 and 2009 the Company recognized $29,165 and $0 in amortization which has been charged to interest expense resulting in a carrying value of the notes of $61,106 and $33,191 as of March 31, 2010 and December 31, 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Optional redemption: any time upon 30 day notice to shareholder the Company has the Option to redeem the Series A Preferred Stock. Accrued but unpaid dividends are to be paid first.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

No voting rights. However if more than 50% of Series A Preferred Stock is outstanding , holders will be require to approve a change in the company’s line of business, payment of dividends on common stock, repurchase of common stock and all actions concerning preferred stock.

On February 12, 2008 the Board of Directors authorized the offering to accredited investors only of Series A Convertible Preferred Stock at the offering price of $1,000 per share in exchange for real property and accordingly, in February 2008, the Company issued 210 shares of its Series A-3 preferred stock in exchange for real estate valued at $202,000. At March 31, 2010 and December 31, 2009, theses shares remain outstanding.

NOTE 10 – COMMITMENT AND CONTINGENCIES

Somerset Financial Lawsuit

In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  The promissory note is secured by 24 property lots with a recorded value of approximately $240,000 as of December 31, 2010.  On March 20, 2012, Somerset received a Final Judgment of Foreclosure in the amount of $150,853 and the 24 Compass lots that are secured by lien are scheduled to be sold at a public auction on April 19, 2012 to the highest bidder.  The Company and Somerset are currently in discussions to resolve the matter and to avoid the auctioning of the properties.

NOTE 11 – SUBSEQUENT EVENTS

Employment agreements

On February 9, 2011, (employment date or grant date) NB Regeneration, a wholly-owned subsidiary of the Company entered into a five year employment agreement with Michael Sydow to serve as NBR’s Chief Executive Officer.  Upon execution, the Company granted 5,000,000 shares valued, for financial accounting purposes, on the grant date at the contemporaneous private placement price of $0.25 per share for a total $1,250,000. The shares vest to Mr. Sydow as follows:   September 1, 2011, 1,000,000 shares; Upon the occurrence of the execution of a binding definitive agreement with Panamanian partners relative to the South American fertilizer project, 2,000,000 shares; 500,000 shares annually on the contract anniversary date years 2-5.  Under ASC 718 "Compensation - Stock Compensation", the Company will recognize the $1,250,000 value as follows: $250,000 on the September 1, 2011 vesting date; $500,000 upon satisfaction of the performance condition; and $500,000 pro rata over the 4 year vesting period. Accordingly, on September 1, 2011, the Company recorded stock-based compensation of $250,000 related to the issuance of the 1,000,000 vested common shares.  On the employment agreement date, subject to continued employment, Mr. Sydow was also awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 13, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  However in January 2012, the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association. The value of these options on the grant date was approximately $490,000 based upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 372% to 448%, expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized in years one through four, respectively, approximately $121,000, $121,000, $123,000 and $125,000.

On May 16, 2011, the Company entered into a five year employment agreement with Elliot Bellen to serve as the Company’s Chief Executive Officer.  On the employment agreement date, subject to continued employment, Mr. Bellen was awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 1, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $486,000 based upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 353% to 430% using actual historical volatility, an expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized $119,000, $121,000, $122,000 and $124,000 approximately in years one through four, respectively.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Common stock issued for consulting services

On July 15, 2011, the Company entered into a six month consulting agreement in exchange for the issuance of 50,000 restricted vested common shares.  The value of these shares is $12,500 based on recent private placement sales at $0.25 per share and was recorded as a prepaid expense to be expensed over the life of the agreement.  Further, the shares issued are subject to a one year leak out agreement.

Common stock issued upon conversion of convertible notes payable

In December 2010, the Company issued 480,000 shares of its common stock as a partial conversion ($6,000) of the Enders convertible note at a conversion price of $0.0125.

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and cash of $8,000 as complete settlement for the convertible promissory note.  Pursuant to ASC 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, in September 2011, the Company recorded a gain on extinguishment of debt of $67,402. The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  Pursuant to ASC 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, in September 2011, the Company recorded a gain on extinguishment of debt of $29,199.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

Common stock issued for cash

In March 2011, the Company initiated a $250,000 offering at $0.25 per share pursuant to Regulation D.  Proceeds from this offering were $230,000, and the Company issued 920,000 shares of its common stock, “A” warrants to purchase 460,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 460,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors.  On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants  (the “Warrants Inducement”), the Company offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50 for every $0.50 “A” warrant exercised.  In September 30, 2011, “A” warrants have been exercised for 110,000 shares of common stock for proceeds of $55,000. In connection with the Warrant Inducement, the Company valued the warrants inducement expense as the difference between the fair value of the warrants before the modification and after the modification on the inducement exercise date using the Black-Scholes pricing method.  The value of the warrant modification expensed was $4,678 for investors who exercised their warrants under the inducement offer and was included in interest expense in September 2011.

In March of 2012, the Company initiated a $1,000,000 offering at $0.05 per share pursuant to Regulation D.  On Marcy 29, 2012, the Company has received proceeds from this offering of $20,000 and the Company issued 400,000 shares of its common stock.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Warrants issued for services

On August 24, 2011, the Company entered into a six month investor relations agreement beginning September 2, 2011 with Rubenstein Investor Relations, (“RIR”) New York.  Under the terms of the agreement, services will commence on September 1, 2011.  The agreement calls for a monthly fee of $8,250 per month and two-year warrants to purchase 200,000 shares of the Company’s common stock at $0.80 per share.  These warrants have a term of two years, with cashless exercise provisions.  The Company valued these warrant at $48,773 using the Black-Scholes method and has recorded it as a prepaid expense to be expensed over the term of the contract.  Black-Scholes assumptions were as follows:  stock price of $0.25 based on recent private placement sales, exercise price of $0.80, volatility based on historical volatility of 347.4% expected term of the 2 years based on the contractual term and a discount rate of 0.19%.

Other

In February 2012, the Company entered into a Master Services Agreement (“MSA”) with CH2M Hill for the performance of various engineering services by CH2 relative to the Company’s potential development of a nitrogen fertilizer facility in the CFTZ to be paid on a negotiated basis.

In February 2012, following the suspension of the Company’s securities by the Securities and Exchange Commission, to induce Mr. Bellen to continue his efforts on behalf of the Company, the Company’s Board of Director’s voted to issue Mr. Bellen 4,000,000 restricted common shares of the Company’s stock.

On February 23, 2012, the Company was informed effective immediately it shares had been suspended from trading by the United States Securities and Exchange Commission (the “Commission”), and the Commission has initiated administrative proceedings File No. 3-14767 to determine whether revocation of the Company’s registration due to its delinquency in filing its periodic reports with the Commission pursuant to Section 12 of the Exchange Act.  The Company filed an answer with affirmative defenses and is requesting that such administrative proceeding be dismissed.  There can be no assurance that the Company will be successful in being able to halt the Commissions efforts to revoke of the Company’s registration.

In July 2011, the Company cancelled 250,000 shares of its common stock that were mistakenly issued in 2008.  The shares were tendered by the holder and submitted to the Company’s transfer agent for cancellation. The original amount of $250 was expensed during the year ending December 31, 2008 and this amount is deemed immaterial.

Memorandum of Understanding

In May 2011, NB Regeneration entered into a Memorandum of Understanding with United Advisory, a Panamanian corporation that was formed to own and construct an ammonia and urea facility in the Republic of Panama, in the Free trade Zone.  Under the terms of the agreement certain financial partners will subscribe to United Advisory and contribute sufficient funds to complete construction of the Outer Battery Limits (OBL) which are estimated to cost between $300-$500 million, and NB Regeneration has undertaken to arrange debt financing for the facility, supervise the development of construction, contract for feedstock and raw materials, market and sell the products from the operation of the facility, and to manage the facility's day to day operation upon completion.  NBR shall receive a 51% interest in United Advisory and its financial partners shall receive a 49% interest. Both parties to the MOU are currently waiting for the Panamanian government to legally recognize the Pan American Economic Industrial Free-Trade Zone (“PEIZ”) to finalize and formalize its transaction.  As there can be no assurances that such action shall ever occur, the Company has decided to explore the pursuit of an alternative location of the facility in the Colon, Free Trade Zone (“CFTZ”) in the Republic of Panama.

BP Claim

In May 2011 the Company filed a claim with the Gulf Coast Claim Facility (“GCCF”) for profits lost that resulted from the BP/Deep Horizon oil spill that occurred on April 23, 2010.  In its claim the Company alleges that it suffered significant economic losses as a direct result of the oil spill.  The GCCF has conditionally denied the

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Company’s claim pending the submission, by the Company, of further documentation.  In August 2011 pursuant to GCCF’s request, the Company provided the requested documentation. Subsequent to providing additional documentation, the Company’s claim was denied.  BP is currently negotiating a settlement with a class of most private economic damage and medical claims plaintiffs estimated to be approximately $7.8 billion. The Company, and is currently waiting for that process to be completed prior to determining the best course of action to pursue its claims.

Convertible note payable

On May 19, 2010, the Company entered into a convertible note payable for the original principal of $30,000, with interest of 12% per annum, due on July 19, 2010.  The note is payable in cash or can be converted into shares of the Company's common stock at $0.15 per share. The note was repaid in October 2010.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

Currently through our subsidiary, New Bastion Florida, we own real estate inventories consisting of 65 undeveloped plots of land and a 27 acre commercial parcel located primarily in Jackson County and Washington County, Florida.  The land plots are primarily located in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna area”) located in Northwest Florida, which is the last major undeveloped area in Florida. The first post-9/11 airport, Northwest Florida Beaches International Airport, broke ground on November 1, 2007 on 4,000 acres located in the Panama City/Marianna area.  The project was completed on May 23, 2010 and it serves as a gateway to Northwest Florida and its beautiful world-famous beaches. The airport serves Southwest Airlines and Delta Airlines, which together provide daily flights to key U.S. destinations, including cities serving as international gateways.  In April 2010, Northwest Florida was negatively impacted by the BP/Deep Horizon oil spill.  This environmental disaster had a negative impact on both tourism and real estate values.  Further, given the use of dangerous dispersants on a 1:1 basis, as spilled oil, it is unclear as to the ultimate effect that this spill and its cleanup efforts, will have on the environment, the food chain, and the health of area residents. As a result, the Company has decided to delay any development and future purchases until the lasting effects from the spill can be determined with more certainty.

In September 2010, we formed a wholly-owned subsidiary, NB Regeneration, Inc., a Florida corporation (“NB Regeneration”), designed to pursue business opportunities relative to the construction of a facility and the production of nitrogen fertilizers used in the global agricultural market. In May 2011, NB Regeneration entered into a Memorandum of Understanding with United Advisory, a Panamanian corporation that was formed to own and construct an ammonia and urea facility in the Republic of Panama, in the Free trade Zone.  Under the terms of the agreement certain financial partners will subscribe to United Advisory and contribute sufficient funds to complete construction of the Outer Battery Limits (OBL) which are estimated to cost between $300-$500 Million, and NB Regeneration has undertaken to arrange debt financing for the facility, supervise the development of construction, contract for feedstock and raw materials, market and sell the products from the operation of the facility, and to manage the facility's day to day operation upon completion.  NBR shall receive a 51% interest in United Advisory and its financial partners shall receive a 49% interest.

Both parties to the MOU are currently waiting for the Panamanian government to legally recognize the Pan American Economic Industrial Free-Trade Zone (“PEIZ”) to finalize and formalize its transaction.  As there can be no assurances that such action shall ever occur, the Company has decided to explore the pursuit of an alternative location of the facility in the Colon, Free Trade Zone (“CFTZ”) in the Republic of Panama. To that end, in February 2012 the Company entered into a Master Services Agreement (“MSA”) with CH2M Hill for the performance of various engineering services by CH2 relative to the Company’s potential development of a nitrogen fertilizer facility in the CFTZ.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the three months ended March 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to real estate inventory fair values, recovery of long-lived assets, the valuation of deferred tax assets, and the value of stock-based compensation and fees and other equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Real estate inventories

Real estate inventories, consisting of 65 undeveloped plots and a 27 acre commercial parcel of land located primarily in Jackson County and Washington County, Florida, are recorded at cost on the acquisition date which was based on the fair value of such property using a certified real estate appraisal if the consideration paid was our common stock or the amount of cash paid. If we were to develop the properties, inventory costs may also include land development or home construction costs and interest related to development and construction.  Construction overhead and selling expenses would be expensed as incurred.

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the three months ended March 31, 2010 and 2009, we did not record any impairment loss on properties or property rights.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the three months ended March 31, 2010 and 2009, respectively.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the Three Months ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010 and 2009, we did not recognize any revenues.

Costs and Expenses

For the three months ended March 31, 2010 and 2009, costs and expenses amounted to $11,989 and $46,228, respectively, a decrease of $34,239 or 74.1%. Changes in operating expenses consisted of the following:

	Three Months ended March 31,
	2010	2009
Property taxes	$7,230	$6,871
General and administrative	4,759	39,357
	$11,989	$46,228

*

For the three months ended March 31, 2010, property taxes related to our undeveloped land increased by $359 and was attributable to the accrual of penalties and interest on unpaid real estate taxes offset by a reduction in real estate taxes incurred due to a decrease in the taxable values of the properties as determined by the respective country’s property appraisers office.

*

For the three months ended March 31, 2010, general and administrative expenses decreased by $34,598 or 87.9% as compared to the same period in 2009.  During the three months ended March 31, 2010, the decrease in general and administrative expenses primarily related to a decrease in professional fees and a decrease in other general and administrative expenses related to cost cutting measures due to a lack of working capital. We expect general and administrative expenses to increase in the future as we further implement of our business plan.

Other Expense

For the three months ended March 31, 2010 and 2009, we recorded interest expense of $32,962 and $5,438, respectively, related to our notes and convertible notes payable. During the three months ended March 31, 2010 and 2009, we recorded interest expense of $29,165 and $0, respectively, related to the amortization of previously recorded debt discount.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2010 and 2009 was $44,951 and $51,666, respectively.

Net Loss Allocable to Common Shareholders

As a results of the recording of a cumulative preferred stock dividend, for the three months ended March 31, 2010 and 2009, net losses allocable to common shareholders were $50,221 and $55,336, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock.

Our primary uses of cash have been for salaries and for the payment of fees to third parties for the development of our business plan primarily to pursue business opportunities related to the construction of a facility and the production of nitrogen fertilizers used in the global agricultural market. In May 2011, NB Regeneration entered into a Memorandum of Understanding with United Advisory, a Panamanian corporation that was formed to own and construct an ammonia and urea facility in the Republic of Panama, in the Free trade Zone.  Under the terms of the agreement certain financial partners will subscribe to United Advisory and contribute sufficient funds to complete construction of the Outer Battery Limits (OBL) which are estimated to cost between $300-$500 Million, and NB Regeneration has undertaken to arrange debt financing for the facility, supervise the development of construction, contract for feedstock and raw materials, market and sell the products from the operation of the facility, and to manage the facility's day to day operation upon completion.  NB Regeneration shall receive a 51% interest in United Advisory and its financial partners shall receive a 49% interest.  Both parties to the MOU are currently waiting for the Panamanian government to legally recognize the Pan American Economic Industrial Free-Trade Zone (“PEIZ”) to finalize and formalize its transaction.  As there can be no assurances that such action will ever occur, the Company has decided to explore the pursuit of an alternative location of the facility in the Colon, Free Trade Zone (“CFTZ”) in the Republic of Panama.

To that end, in February 2012, the Company entered into a Master Services Agreement (“MSA”) with CH2M Hill for the performance of various engineering services by CH2 relative to the Company’s potential development of a nitrogen fertilizer facility in the CFTZ.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

*	An increase in working capital requirements to finance additional business development,
*	Addition of administrative and sales personnel as the business grows,
*	Increases in public relations and professional fees to develop our business plan as we attempt to enters new markets,
*	The cost of being a public company, and
*	Capital expenditures for the construction of an ammonia and urea facility in Panama.

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2010, we had a cash balance of $360.

In March 2011, we initiated a $250,000 offering at $0.25 per unit pursuant to Regulation D.  Proceeds from this offering were $230,000, and we issued 920,000 shares of its common stock, “A” warrants to purchase 460,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 460,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors.  On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants  (the “Warrants Inducement”), we offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50 for every $0.50 “A” warrant exercised.  Through September 30, 2011, “A” warrants have been exercised for 110,000 shares of common stock for proceeds of $55,000.

Additionally, during the three months ended March 31, 2010, we received advances for our CEO of $10,680 and repaid $2,801 of these advances.

These funds were used to working capital purposes. We currently have no material commitments for capital expenditures. We need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, grow our company, and to develop our business plan. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to curtail our marketing and development plans and possibly cease our operations.

In March of 2012, we initiated a $1,000,000 offering at $0.05 per share pursuant to Regulation D.  On March 29, 2012, we received proceeds from this offering of $20,000 and we issued 400,000 shares of our common stock

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2009.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Operating activities

For the three months ended March 31, 2010 and 2009, net cash flows used in operating activities amounted to $7,575 and $36,711, respectively. For the three months ended March 31, 2010, net cash used in operations of $7,575 was primarily attributable to our net loss of $44,951 offset by the add back of non-cash items such as the interest expenses related to beneficial conversion feature of $29,165, and changes in operating assets and liabilities of $8,211. For the three months ended March 31, 2009, net cash used in operation of $36,711 was primarily attributable to our net loss of $51,666 and changes in operating assets and liabilities of $14,955.

Financing activities

For the three months ended March 31, 2010 and 2009 net cash flows provided by financing activities was $7,879 and $11,688, respectively. In the 2010 period, we received net proceeds from related party advances of $7,879. In the 2009 period, we received proceeds from notes payable of $1,750, received funds of $7,500 from the collection of related party advance, and received proceeds from advances from related party of $2,438.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes and convertible notes payable	$160,000	$160,000	$-	$-	$-
Accrued compensation and benefits	6,429	6,429
Interest payments	7,313	7,313
Real estate taxes and penalties	47,733	47,733
Preferred dividends payable	41,665	41,665
Total contractual obligations	$263,140	$263,140	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2010 the Company’s disclosure controls and procedures were ineffective, in that they do not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is not accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Somerset Financial Lawsuit

In October 2010, Somerset Financial Group Pension Trust sued, inter alia, New Bastion Development, Inc. for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  Somerset filed a Motion for Summary Judgment against the Defendants, which was denied. On March 20, 2012, Somerset received a Final Judgment of Foreclosure in the amount of $150,853 and the 24 Compass lots that are secured by lien are scheduled to be sold at a public auction on April 19, 2012 to the highest bidder.  The Company and Somerset are currently in discussions to resolve the matter and to avoid the auctioning of the properties.

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

In the Matter of Jetronic Industries, Inc., et. al

SEC Administrative Proceedings File No. 3-14767

On February 23, 2012 we were informed that our shares had been suspended from trading by the United States Securities and Exchange Commission (the “Commission”) effective at that time, and that the Commission had initiated administrative proceedings File No. 3-14767 to determine whether revocation of our registration due to our delinquency in filing our periodic reports with the Commission pursuant to Section 12 of the Exchange Act.  We filed an answer with affirmative defenses and are requesting that such administrative proceeding be dismissed.  There can be no assurance that we will be successful in halting the Commissions efforts to revoke our registration.

We are not aware of any other litigation or threatened litigation of a material nature.

Item 1A.

Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We issued the following securities during fiscal year 2010:

Securities issued upon conversion of promissory notes

Date	Security/Value

December 2010	Common stock – 480,000 shares of common stock as partial conversion ($6,000) of a convertible note at a conversion price of $0.0125.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transactions did not involve any public offering.

Item 3.

Defaults Upon Senior Securities.

On September 2, 2011, we entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and $8,000 as complete settlement for the convertible promissory note.   The shares received by the holder are subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  The fair market value of these shares was $250,000 ($0.25 per share based on recent private placement sales) and the reacquisition value of the embedded beneficial conversion feature of this note on the settlement date is $554,774, which is the total outstanding amount of $29,199 at the original convertible price per share for 2,335,890 shares at the intrinsic price $0.2375 per share.  A gain of $333,973 was recognized on the debt extinguishment.  The shares received by the holder are subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

In April 2009, the Company borrowed $72,500 issued a secured promissory note to a third party, which was due on demand after November 1, 2009 with interest accruing at 9.75% per annum.  In October 2010, the note holder sued our Company, inter alia, for the alleged breach of the promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  On March 20, 2012, the note holder received a Final Judgment of Foreclosure in the amount of $150,853.32 and the collateral security is scheduled to be sold at a public auction on April 19, 2012 to the highest bidder.  The Company and the note holder are currently in discussions to resolve the matter and to avoid the auctioning of the collateral security.

Item 4.

Mine Safety Disclosures.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit Number	Description
10.1	Employment Agreement- Michael Sydow dated February 9, 2011(incorporated by reference to our Form 8-K filed on 2/16/11)
10.2	Employment Agreement –Elliot Bellen dated May 16, 2011*
10.3	Memorandum of Understanding between NB Regeneration, Inc., and United Advisory (incorporated by reference to our Form 8-K filed on 11/04/11)
10.4	Master Services Agreement with CH2M Hill dated February 1, 2012*
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company *
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Chief Financial Officer *

*

Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW BASTION DEVELOPMENT, INC.

Date: April 16, 2012	By:	/s/ Elliot Bellen
Elliot Bellen, Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Elliot Bellen
Elliot Bellen Chief Financial Officer and Principal Accounting Officer