Form 10-Q
period 2010-06-30
NEW BASTION DEVELOPMENT, INC.
filed 2012-04-16
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

NEW BASTION DEVELOPMENT, INC.

FORM 10-Q

June 30, 2010

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the period from May 29, 2007 (Inception) to June 30, 2010 (Unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the period from May 29, 2007 (Inception) to June 30, 2010 (Unaudited)	5-6
	Condensed Notes to Unaudited Financial Statements.	7-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4	Controls and Procedures.	24
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 19,776	$ 56

Total Current Assets	19,776	56

OTHER ASSETS
Real estate inventories	1,254,000	1,264,000
Option to purchase real estate	51,445	51,445

Total Other Assets	1,305,445	1,315,445

TOTAL ASSETS	$ 1,325,221	$ 1,315,501

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$ 47,948	$ 36,395
Notes payable	72,500	97,500
Convertible notes payable, net of discount	103,399	33,191
Advances from related party	11,433	2,748
Accounts payable	64,581	65,180
Accrued compensation and benefits	6,429	6,429
Accrued real estate taxes and penalties	54,577	40,503
Accrued interest payable	9,181	5,932

Total Current Liabilities	370,048	287,878

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY :
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
19,608,753 and 19,608,753 issued and outstanding at June 30, 2010 and
December 31, 2009, respectively.	1,960,876	1,960,876
Additional paid-in-capital	298,311	242,061
Deficit accumulated during development stage	(1,514,014)	(1,385,314)

TOTAL STOCKHOLDERS' EQUITY	955,173	1,027,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,325,221	$ 1,315,501

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period from May 29, 2007 (Date of Inception) to June 30
	2010	2009	2010	2009	2010
SALES	$ -	$ -	$ -	$ -	$ 23,500

COST OF SALES	-	-	-	-	72,040

GROSS LOSS	-	-	-	-	(48,540)

COST AND EXPENSES
Property taxes	7,229	7,055	14,459	13,926	76,519
Impairment loss on real estate inventories	-	-	-	-	574,131
Loss on real estate deposit	-	-	-	-	45,400
Impairment of property rights	-	65,308	-	65,308	65,308
General and administrative expense	8,691	61,904	13,450	101,261	464,272

Total Costs and Expenses	15,920	134,267	27,909	180,495	1,225,630

LOSS FROM OPERATIONS	(15,920)	(134,267)	(27,909)	(180,495)	(1,274,170)

OTHER EXPENSE
Interest expense	(56,276)	(10,629)	(89,238)	(16,067)	(165,424)

Total Other Expense	(56,276)	(10,629)	(89,238)	(16,067)	(165,424)

NET LOSS	(72,196)	(144,896)	(117,147)	(196,562)	(1,439,594)

Preferred stock dividends	(6,283)	(4,188)	(11,553)	(7,858)	(74,420)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$ (78,479)	$ (149,084)	$ (128,700)	$ (204,420)	$ (1,514,014)

NET LOSS PER COMMON SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$ -	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	19,608,753	19,342,753	19,608,753	19,299,383	18,247,095

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the period from May 29, 2007 (Date of Inception) to June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (117,147)	$ (196,562)	$ (1,439,594)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock-based compensation	-	-	52,560
Impairment loss on real estate	-	-	574,131
Impairment of property rights	-	65,308	65,308
Interest expenses related to beneficial conversion feature	81,072	5,835	117,922
Bad debt expense	-	12,500	12,500
(Increase) decrease in assets
Inventories	-	-	72,040
Deposit of real estate	-	(45,400)	-
Increase (decrease) in liabilities
Accounts payable	(598)	7,667	71,466
Accrued real estate taxes and penalties	14,074	7,391	14,074
Accrued expenses	-	49	53,289
Accrued interest payable	3,634	510	(1,625)

Net cash used in operating activities	(18,965)	(142,702)	(407,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	-	-	199,050
Loan to related party	-	7,500	(12,500)
Partial payments on mortgage notes payable	-	-	(11,178)
Contributed capital	-	-	900
Advances from related party	17,915	2,438	20,663
Repayment of advances from related party	(9,230)	-	(9,230)
Repayments of notes payable	-	-	(50,000)
Repayments of notes payable, related parties	-	-	(50,000)
Proceeds from notes payable	30,000	132,500	240,000
Proceeds from notes payable, related parties	-	-	100,000

Net cash provided by financing activities	38,685	142,438	427,705

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,720	(264)	19,776

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56	25,023	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 19,776	$ 24,759	$ 19,776

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,		For the period from May 29, 2007 (Date of Inception) to June 30,
	2010	2009	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$ -	$ -	$ -
Interest paid	$ 4,917	$ -	$ 28,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Real estate and mortgage payable acquired in exchange for common stock	$ -	$ -	$ 145,000
Common stock issued in exchange for future real estate	$ -	$ -	$ 12,500
Property rights acquired in exchange for real estate	$ -	$ -	$ 65,308
Acquisition of property in exchange for preferred stock	$ -	$ -	$ 202,000
Acquisition of property in exchange for common stock	$ -	$ 162,500	$ 1,305,000
Conversion of note payable and accrued interest into common stock	$ -	$ -	$ 54,723
Dividends converted or paid in common stock	$ -	$ -	$ 46,539
Cancellation of stock based prepayments for properties	$ -	$ -	$ 12,500
Acquisition of property for assumed mortgage and preferred stock issuance	$ -	$ -	$ 400,000
Return of property for preferred stock and mortgage cancellation	$ -	$ -	$ 200,000
Satisfaction of mortgage in exchange for property	$ -	$ -	$ 100,000
Debt discount for Beneficial Conversion Feature values	$ 56,250	$ 60,592	$ 122,409
Dividend on preferred stock	$ 11,553	$ 7,858	$ 27,881
Debt discount for loan fee	$ 10,000	$ -	$ 10,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

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

On November 21, 2008, pursuant to the Share Exchange Agreement (the "Transaction" or "Share Exchange"), Jetronic acquired all of the outstanding common stock of New Bastion Florida in exchange for Jetronic’s common stock, par value $0.10 per share whereby New Bastion Florida shareholders received one common share of Jetronic for each two shares they held in New Bastion Florida.  This transaction closed on December 29, 2008. The capitalization of Jetronic just subsequent to the exchange consists of 19,180,253 shares of common stock outstanding, of which Jetronic’s stockholders retain 9,677,834 shares of common stock, and New Bastion Florida's stockholders retain 9,502,419 shares of Common Stock.  Additionally, all of the controlling shares of Jetronic Common Stock that was previously issued to New Bastion Florida by Jetronic were cancelled. New Bastion Florida's stockholders holding the 880 shares of Series A Convertible Preferred Stock shall retain such shares until such time that Jetronic’s capital structure will enable it to issue 880 shares of comparable preferred stock. The Transaction was structured so as to qualify as a tax-free exchange under Section 368 of the Internal Revenue Code of 1986, as amended. Jetronic changed its name to New Bastion Development, Inc., effective February 2, 2009.  This share exchange transaction is treated as a combination of entities under common control and recapitalization of New Bastion Florida with New Bastion Florida considered the historical issuer.  New Bastion is deemed to have issued 9,677,834 common shares to the pre-share exchange stockholders of Jetronic.  The consolidated financial statements subsequent to the share exchange consist of the balance sheets of both the parent and subsidiary, the historical results of operations of New Bastion Florida, and the results of operations of Jetronic since the date it became under common control in March 2008.

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

JUNE 30, 2010

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

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives.  As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $117,147 and $18,965, respectively, for the six months ended June 30, 2010 and an accumulated deficit of $1,514,014 at June 30, 2010 and had no revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2010. There were no balances in excess of FDIC insured levels as of June 30, 2010 and December 31, 2009.

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

*

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the three and six months ended June 30, 2010 and 2009, the Company recorded an impairment loss on the property rights and real estate inventories of $0 and $65,308, respectively.

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

JUNE 30, 2010

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Other than the impairment of property rights, the Company did not record any impairment charges during the three months ended June 30, 2010 or 2009.

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

JUNE 30, 2010

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

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying statements of operations. For the six months ended June 30, 2010 and 2009, advertising expense was $0 and $7,832, respectively.

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, the Company did not have any research and development activities.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Because the Company reported a net loss for the six months ended June 30, 2010 and 2009, any common stock equivalents, including stock options, warrants, and shares issuable upon conversion of convertible debt were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30,	December 31,
	2010	2009
Convertible debt	7,000,000	6,800,000
Total	7,000,000	6,800,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – REAL ESTATE INVENTORIES

At June 30, 2010 and December 31, 2009, real estate inventories, consisting of 65 undeveloped plots of land and a 27 acre commercial parcel primarily in Jackson and Washington County, Florida, consisted of the following:

Location	Subdivision	2010	2009
Jackson County, FL	Compass Lake	$544,000	$554,000
Washington County, FL	Sunny Hills	82,000	82,000
Jackson County, FL	Commercial	175,500	175,500
Calhoun County, FL	-	450,000	450,000
Flagler County, FL	Flagler County	2,500	2,500
		$1,254,000	$1,264,000

The Company evaluated the carrying value of the properties as of June 30, 2010. For the six months ended June 30, 2010 and 2009, the Company did not record an impairment loss on the properties. The properties are currently not being developed.

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

NOTE 5 – OPTION TO PURCHASE REAL ESTATE

In late October 2007 upon the purchase of eight lots from one seller in the Compass Lake subdivision, the Company assumed a mortgage note for $100,000 bearing interest at 12% per annum.  Interest payments of $1,000 are due on the first of each month (paid by the Company for November and December 2007) until February 1, 2009 at which time all principal together with any accrued but unpaid interest will be due.  During December 2009 the Company entered into an Agreement to transfer the eight lots plus two additional lots in the Compass Lake subdivision with a recorded value of $158,329 as complete satisfaction for the mortgage note and related accrued interest and taxes totaling $106,889.  As part of the above settlement, the Company obtained an option to purchase all ten lots back for a period of one year for a purchase price of $110,000 plus any taxes or assessments paid.  The Company has recorded the price of this option at $51,445 which is the net difference between the recorded property value and liabilities settled as discussed above.  The balance of the option at June 30, 2010 and December 31, 2009 remained at $51,445.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS

Advanced from related party

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. During the six months ended June 30, 2010, CEO advanced funds of $17,915 and was repaid funds of $9,230.  During the six months ended June 30, 2009, CEO advanced funds of $2,438.  At June 30, 2010 and December 31, 2009, the Company had a payable to the CEO of $11,433 and $2,748, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheet.

NOTE 7 – NOTES PAYABLE

At June 30, 2010 and December 31, 2009, notes payables consisted of the following:

	June 30, 2010	December 31, 2009
Notes payable. 10% interest bearing and due July 16, 2010 This note was transferred to convertible notes (Note 5) (a)	$-	$25,000

Note payable, entered into on April 16, 2009, with interest of 9.75% per annum, payable on demand any time after
November 1, 2009. (b)	72,500	72,500
	72,500	97,500
Less: current portion	(72,500)	(97,500)

Notes payable, long-term	$-	$-

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

At June 30, 2010 and December 31, 2009, interest amounts due under the note amounted to $862 and $2,273, respectively. The weighted average interest rate on the Company’s short-term obligations was approximately 16%.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At June 30, 2010 and December 31, 2009, convertible notes payable consisted of the following:

	June 30, 2010	December 31, 2009
Convertible note payable dated May 26, 2009, original principal of $62,500, with interest of 10% per annum, due on May 25, 2010. The note is payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of June 30, 2010, this note was in default. This note was extinguished in September 2011 (See Note 11). (a)	$62,500	$62,500

Convertible note payable dated May 19, 2010, original principal of $30,000, with interest of 12% per annum, due on July 19, 2010. The note is payable in cash or can be converted into shares of the Company's common stock at $0.15 per share. The note was repaid in October 2010. (b)	30,000	-

Convertible note payable, modified on January 17, 2010, with interest of 10% per annum, due on July 16, 2010.  The modification is treated like a debt extinguishment and a new beneficial conversion value of $26,250 was recorded to be amortized over the term. The note was payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share.  However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of June 30, 2010, this note was in default. This note was extinguished in September 2011 (See Note 11). (c)

	25,000	-
	117,500	62,500
Less: beneficial conversion feature debt discount	(14,101)	(29,309)
Total convertible note payable	$103,399	$33,191

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

(b)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $30,000.  The BCF has been recorded as a discount to the notes payable and an increase in additional paid-in capital.

(c)

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

In accordance with ASC 470, the Company amortizes the BCF amounts over the life of the respective contract, which is 365 days.  For the six months ending June 30, 2010 and 2009 the Company recognized $81,072 and $5,835 in amortization which has been charged to interest expense resulting in a carrying value of notes of $103,399 and $33,191 as of June 30, 2010 and December 31, 2009.

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

On February 12, 2008 the Board of Directors authorized the offering to accredited investors only of Series A Convertible Preferred Stock at the offering price of $1,000 per share in exchange for real property and accordingly, in February 2008, the Company issued 210 shares of its Series A-3 preferred stock in exchange for real estate valued at $202,000. At June 30, 2010 and December 31, 2009, theses shares remain outstanding.

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

JUNE 30, 2010

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

JUNE 30, 2010

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

JUNE 30, 2010

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

Convertible note payable

On May 19, 2010, the Company entered into a convertible note payable for the original principal of $30,000, with interest of 12% per annum, due on Jul 19, 2010.  The note is payable in cash or can be converted into shares of the Company's common stock at $0.15 per share. The note was repaid in October 2010.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the six months ended June 30, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the six months ended June 30, 2010 and 2009, we recorded an impairment loss on the property rights of $0 and $65,308, respectively.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the six months ended June 30, 2010 and 2009, respectively.

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

Results of Operations

For the Three and Six months ended June 30, 2010 and 2009

Revenues

For the three and six months ended June 30, 2010 and 2009, we did not recognize any revenues.

Costs and Expenses

For the six months ended June 30, 2010 and 2009, costs and expenses amounted to $27,909 and $180,495, respectively, a decrease of $152,586 or 84.5%. For the three months ended June 30, 2010 and 2009, costs and expenses amounted to $15,920 and $134,267, respectively, a decrease of $118,347 or 88.1%.  Changes in operating expenses consisted of the following:

	Three Months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Property taxes	$7,229	$7,055	$14,459	$13,926
Impairment of property rights	-	65,308	-	65,308
General and administrative	8,691	61,904	13,450	101,261

	$15,920	$134,267	$27,909	$180,495

*

For the three and six months ended June 30, 2010, property taxes related to our undeveloped land increased by $174 and $533, respectively, and was attributable to the accrual of penalties and interest on unpaid real estate taxes offset by a reduction in real estate taxes incurred due to a decrease in the taxable values of the properties as determined by the respective country’s property appraisers office.

*

For the three and six months ended June 30, 2009, we recorded an impairment loss related to the forfeiture of property rights of $65,308 and $65,308, respectively.  We did not record such expense in the 2010 periods. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate investments or rights by comparing the carrying amount with its fair value.

*

For the six months ended June 30, 2010, general and administrative expenses decreased by $87,811 or 86.7% as compared to the same period in 2009.  For the three months ended June 30, 2010, general and administrative expenses decreased by $53,213 or 86.0% as compared to the same period in 2009.   During the three and six months ended June 30, 2010, the decrease in general and administrative expenses primarily related to a decrease in professional fees and a decrease in other general and administrative expenses related to cost cutting measures due to a lack of working capital. We expect general and administrative expenses to increase in the future as we further implement of our business plan.

Other Expense

For the six months ended June 30, 2010 and 2009, we recorded interest expense of $89,238 and $16,067, respectively, related to our notes and convertible notes payable. For the three months ended June 30, 2010 and 2009, we recorded interest expense of $56,276 and $10,629, respectively, related to our notes and convertible notes payable. During the six months ended June 30, 2010 and 2009, we recorded interest expense of $81,072 and $5,835, respectively, related to the amortization of previously recorded debt discount.

Net Loss

As a result of the factors described above, our net loss for the six months ended June 30, 2010 and 2009 was $117,147 and $196,562, respectively. Our net loss for the three months ended June 30, 2010 and 2009 was $72,196 and $144,896, respectively.

Net Loss Allocable to Common Shareholders

As a result of recording a cumulative preferred stock dividend, for the six months ended June 30, 2010 and 2009, net losses allocable to common shareholders were $128,700 and $204,420, or a net loss per common share of $0.01 and $0.01 (basic and diluted), respectively. For the three months ended June 30, 2010 and 2009, net losses allocable to common shareholders were $78,479 and $149,084, or a net loss per common share of $0.00 and $0.01 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2010, we had a cash balance of $19,776.

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

Additionally, during the six months ended June 30, 2010, we received advances from our CEO of $17,915 and repaid $9,230 of these advances.

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

Operating activities

For the six months ended June 30, 2010 and 2009, net cash flows used in operating activities amounted to $18,965 and $142,702, respectively. For the six months ended June 30, 2010, net cash used in operations of $18,965 was primarily attributable to our net loss of $117,147 offset by the add back of non-cash items such as the interest expenses related to beneficial conversion feature of $81,072, and changes in operating assets and liabilities of $17,110. For the six months ended June 30, 2009, net cash used in operation of $142,702 was primarily attributable to our net loss of $196,562 offset by the add back of non-cash items such as an impairment on property rights of $65,308, interest expense of $5,835, and bad debt expense of $12,500, and changes in operating assets and liabilities of  $(29,783).

Financing activities

For the six months ended June 30, 2010 and 2009 net cash flows provided by financing activities was $38,685 and $142,438, respectively. In the 2010 period, we received proceeds from a note payable of $30,000, net proceeds from related party advances of $8,685. In the 2009 period, we received proceeds from notes payable of $132,500, received funds of $7,500 from the collection of related party advance, and received proceeds from advances from related party of $2,438.

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

The following tables summarize our contractual obligations as of June 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes and convertible notes payable	$190,000	$190,000	$-	$-	$-
Accrued compensation and benefits	6,429	6,429
Interest payments	9,181	9,181
Real estate taxes and penalties	54,577	54,577
Preferred dividends payable	47,948	47,948
Total contractual obligations	$308,135	$308,135	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010 the Company’s disclosure controls and procedures were ineffective, in that they do not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is not accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.

Mine Safety Disclosures.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit Number	Description
10.1	Employment Agreement- Michael Sydow dated February 9, 2011(incorporated by reference to our Form 8-K filed on 2/16/11)
10.2	Employment Agreement –Elliot Bellen dated May 16, 2011 (incorporated by reference to our Form 10-Q for the period ended March 31, 2010 filed on 4/16/12)
10.3	Memorandum of Understanding between NB Regeneration, Inc., and United Advisory (incorporated by reference to our Form 8-K filed on 11/04/11)

10.4	Master Services Agreement with CH2M Hill dated February 1, 2012 (incorporated by reference to our Form 10-Q for the period ended March 31, 2010 filed on 4/16/12)
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company *
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Chief Financial Officer *

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