Form 10-Q
period 2011-03-31
NEW BASTION DEVELOPMENT, INC.
filed 2012-04-16
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

NEW BASTION DEVELOPMENT, INC.

FORM 10-Q

March 31, 2011

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and for the period from May 29, 2007 (Inception) to March 31, 2011 (Unaudited)	4
	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the period from May 29, 2007 (Inception) to March 31, 2011 (Unaudited)	5-6
	Condensed Notes to Unaudited Financial Statements.	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	28

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,198	$15,846
Prepaid expenses	-	11,050

Total Current Assets	101,198	26,896

Real estate inventories	635,300	804,000

TOTAL ASSETS	$736,498	$830,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$66,952	$60,652
Notes payable	72,500	72,500
Convertible notes payable, net of discount	79,000	79,000
Advances from related party	14,863	163
Accounts payable	89,020	61,993
Accrued compensation and benefits	49,600
Accrued real estate taxes and penalties	75,043	67,549
Accrued interest payable	23,067	16,416

Total Current Liabilities	470,045	358,273

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY :
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
21,008,753 and 20,088,753 issued and outstanding at March 31, 2011 and
December 31, 2010, respectively.	2,068,876	2,008,876
Additional paid-in-capital	362,761	256,311
Deficit accumulated during development stage	(2,375,184)	(2,002,564)

TOTAL STOCKHOLDERS' EQUITY	266,453	472,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$736,498	$830,896

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2011	2010	2011

SALES	$-	$-	$163,500

COST OF SALES	-	-	522,040

GROSS LOSS	-	-	(358,540)

COST AND EXPENSES
Property taxes	7,495	7,230	98,518
Impairment loss on real estate inventories	168,700	-	742,831
Loss on expiration of option to purchase real estate	-	-	51,445
Loss on real esatte deposit	-	-	45,400
Impairment of property rights	-	-	65,308
Compensation and related benefits	69,050	-	69,050
Professional fees	96,219	-	96,219
General and administrative expense	18,205	4,759	559,538

Total Costs and Expenses	359,669	11,989	1,728,309

LOSS FROM OPERATIONS	(359,669)	(11,989)	(2,086,849)

OTHER EXPENSE
Interest expense	(6,651)	(32,962)	(194,911)

Total Other Expense	(6,651)	(32,962)	(194,911)

NET LOSS	(366,320)	(44,951)	(2,281,760)

Preferred stock dividends	(6,300)	(5,270)	(93,424)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(372,620)	$(50,221)	$(2,375,184)

NET LOSS PER COMMON SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$(0.02)	$-	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	20,315,420	19,608,753	18,583,877

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(366,320)	$(44,951)	$(2,281,760)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	16,450	-	69,010
Impairment loss on real estate	168,700	-	742,831
Impairment of property rights	-	-	65,308
Interest expenses related to beneficial conversion feature	-	29,165	132,024
Bad debt expense	-	-	12,500
Loss on expiration of property rights	-	-	51,445
(Increase) decrease in assets
Inventories	-	-	522,040
Prepaid expenses	11,050	-	-
Increase (decrease) in liabilities
Accounts payable	27,027	(400)	96,289
Accrued compensation and benefits	49,600	-	49,600
Accrued real estate taxes and penalties	7,494	7,230	7,494
Accrued expenses	-	-	84,390
Accrued interest payable	6,651	1,381	1,392

Net cash used in operating activities	(79,348)	(7,575)	(447,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	150,000	-	349,050
Loan to related party	-	-	(12,500)
Partial payments on mortgage notes payable	-	-	(11,178)
Contributed capital	-	-	900
Advances from related party	15,000	10,680	17,748
Repayment of advances from related party	(300)	(2,801)	(2,585)
Repayments of notes payable	-	-	(82,500)
Repayments of notes payable, related parties	-	-	(50,000)
Proceeds from notes payable	-	-	290,000
Proceeds from notes payable, related parties	-	-	50,000

Net cash provided by financing activities	164,700	7,879	548,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,352	304	101,498

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,846	56	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$101,198	$360	$101,498

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Three Months Ended March 31,		For the period from May 29, 2007 (Date of Inception) to March 31,
	2011	2010	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$2,417	$30,275

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Real estate and mortgage payable acquired in exchange for common stock	$-	$-	$145,000
Common stock issued in exchange for future real estate	$-	$-	$12,500
Property rights acquired in exchange for real estate	$-	$-	$65,308
Acquisition of property in exchange for preferred stock	$-	$-	$202,000
Acquisition of property in exchange for common stock	$-	$-	$1,305,000
Conversion of note payable and accrued interest into common stock	$-	$-	$54,723
Dividends converted or paid in common stock	$-	$-	$46,539
Cancellation of stock based prepayments for properties	$-	$-	$12,500
Acquisition of property for assumed mortgage and preferred stock issuance	$-	$-	$400,000
Return of property for preferred stock and mortgage cancellation	$-	$-	$200,000
Satisfaction of mortgage in exchange for property	$-	$-	$100,000
Debt discount for beneficial conversion feature values	$-	$26,250	$66,159
Dividend on preferred stock	$6,300	$5,270	$22,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

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

MARCH 31, 2011

On August 25, 2011, the Company formed NB Medical, Inc. a new wholly-owned division, incorporated in the State of Florida for the purpose of exploring some business prospects in the medical and related fields.

Basis of presentation, principals of consolidation, and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.  The accompanying unaudited consolidated financial statements for New Bastion Development, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The consolidated financial statements include the accounts of New Bastion Development, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives.  As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $366,320 and $79,348, respectively, for the three months ended March 31, 2011 and an accumulated deficit of $2,375,184 at March 31, 2011 and had no revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2011 and 2010 periods include assumptions used in assessing impairment of long-term assets, the fair market value of real estate properties held for sale, the valuation of deferred tax assets, and the value of stock-based compensation and fees.

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

MARCH 31, 2011

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2011. There were no balances in excess of FDIC insured levels as of March 31, 2011 and December 31, 2010.

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

Real estate inventories

Real estate inventories, consisting of 65 undeveloped plots of land and a 27 acre commercial parcel of land primarily in Jackson and Washington, Florida, are recorded at cost on the acquisition date which was based on the fair value of such property using a certified real estate appraisal if the consideration paid was the Company’s common stock or the amount of cash paid. If the Company was to develop the properties, inventory costs may also include land development or home construction costs and interest related to development and construction.  Construction overhead and selling expenses would be expensed as incurred.

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the three months ended March 31, 2011 and 2010, the Company recorded an impairment loss on the properties of $168,700 and $0, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Other than the impairment of real estate inventories held for sale, the Company did not record any impairment charges during the three months ended March 31, 2011 or 2010.

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

MARCH 31, 2011

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

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying statements of operations. For the three months ended March 31, 2011 and 2010, advertising expense was $1,050 and $0, respectively.

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, the Company did not have any research and development activities.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

dilutive securities outstanding during each period. Because the Company reported a net loss for the three months ended March 31, 2011 and 2010, any common stock equivalents, including stock options, warrants, and shares issuable upon conversion of convertible debt were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31	December 31,
	2011	2010
Warrants	600,000	-
Stock options	2,000,000	-
Convertible debt	6,320,000	6,320,000
Total	8,920,000	6,320,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – REAL ESTATE INVENTORIES

At March 31, 2011 and December 31, 2010, real estate inventories, consisting of 65 undeveloped plots of land and a 27 acre commercial parcel of land primarily in Jackson and Washington County, Florida, consisted of the following:

Location	Subdivision	2011	2010
Jackson County, FL	Compass Lake	$418,500	$544,000
Washington County, FL	Sunny Hills	41,000	82,000
Jackson County, FL	Commercial	175,500	175,500
Flagler County, FL	Flagler County	300	2,500
		$635,300	$804,000

The Company evaluated the carrying value of the properties as of March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company recorded an impairment loss on the properties of $168,700 and $0, respectively. The properties are currently not being developed.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advanced from related party

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. During the three months ended March 31, 2011, CEO advanced funds of $15,000 and was repaid funds of $300. During the three months ended March 31, 2010, CEO advanced funds of $10,680 and was repaid funds of $2,801. At March 31, 2011 and December 31, 2010, the Company had a payable to the CEO of $14,863 and $163, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheet.

NOTE 4 – NOTES PAYABLE

In April 2009, the Company borrowed $72,500 from a third party with the loan secured by certain property lots located in Compass Lake, Florida. This note was due on demand after November 1, 2009 with interest accruing at 25% per annum based on the default interest rate. In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees. Somerset’s Motion for Summary Judgment against the Defendants was denied. On March 20, 2012, Somerset received a Final Judgment of Foreclosure in the amount of $150,853 and the 24 Compass lots that are secured by lien, are scheduled to be sold at a public auction on April 19, 2012 to the highest bidder. The Company and Somerset are currently in discussions to resolve the matter and to avoid the auctioning of the properties.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

During the three months ended March 31, 2011 and 2010, interest of $0 and $2,417 was paid on the Somerset loan.

At March 31, 2011 and December 31, 2010, interest amounts due under the note amounted to $8,944 and $4,425, respectively. The weighted average interest rate on the Company’s short-term obligations was 17%.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At March 31, 2011 and December 31, 2010, convertible notes payable consisted of the following:

	March 31, 2011	December 31, 2010
Convertible note payable, original principal of $62,500, entered into on May 26, 2009 with interest of 10% per annum, due on May 25, 2010. The note is payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of March 31, 2011 and December 31, 2010, this note was in default. This note was extinguished in September 2011 (See Note 8).	$54,000	$54,000

Convertible note payable, modified on January 17, 2010, with interest of 10% per annum, due on July 16, 2010. The modification is treated as a debt extinguishment and a new beneficial conversion value of $26,500 was recorded to be amortized over the term. The BCF has been recorded as a discount to the notes payable and an increase in additional paid-in capital. The note was payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share.  However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of March 31, 2011 and December 31, 2010, this note was in default. This note was extinguished in September 2011 (See Note 8).

	25,000	25,000

Total convertible note payable	$79,000	$79,000

NOTE 6 – STOCKHOLDERS’ EQUITY

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

MARCH 31, 2011

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

On February 12, 2008 the Board of Directors authorized the offering to accredited investors only of Series A Convertible Preferred Stock at the offering price of $1,000 per share in exchange for real property and accordingly, in February 2008, the Company issued 210 shares of its Series A-3 preferred stock in exchange for real estate valued at $202,000. At March 31, 2011 and December 31, 2010, theses shares remain outstanding.

Common stock issued for cash

In March 2011, the Company initiated a $250,000 offering at $0.25 per share pursuant to Regulation D.  Through March 31, 2011, proceeds from this offering were $150,000, and the Company issued 600,000 shares of its common stock, “A” warrants to purchase 300,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 300,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors.  On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants  (the “Warrants Inducement”), the Company offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50 for every $0.50 “A” warrant exercised (See Note 8).

Common stock issued for services

On February 9, 2011, (employment date or grant date) NB Regeneration, a wholly-owned subsidiary of the Company entered into a five year employment agreement with Michael Sydow (The “Sydow Employment Agreement”) to serve as NB Regeneration’s Chief Executive Officer.  Upon execution, the Company granted 5,000,000 shares valued, for financial accounting purposes on the grant date at the contemporaneous private placement price of $0.25 per share for a total $1,250,000. The shares vest to Mr. Sydow as follows:   September 1, 2011, 1,000,000 shares; Upon the occurrence of the execution of a binding definitive agreement with Panamanian partners relative to the South American fertilizer project, 2,000,000 shares; 500,000 shares annually on the contract anniversary date years 2-5. In January of 2012 the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association. Under ASC 718 "Compensation - Stock Compensation", the Company will recognize the $1,250,000 value as follows: $250,000 on the September 1, 2011 vesting date; $500,000 upon satisfaction of the performance condition; and $500,000 pro rata over the 4 year vesting period. Accordingly, for the three months ended March 31, 2011, the Company did not record stock-based compensation related to these shares and will record stock-based compensation of $250,000 related to the issuance of the 1,000,000 common shares on the vesting date of September 1, 2011 (See Note 8).

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

Stock options

In connection with the Sydow Employment Agreement, subject to continued employment, Mr. Sydow was also awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date beginning on January 13, 2012.  However, on January 10, 2012 the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $490,000 based upon the following range of Black-Scholes assumptions; exercise prices from $0.50 to $2.00, volatility from 372% to 448% using actual historical volatility, an expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized in years one through four, respectively, approximately $121,000, $121,000, $123,000 and $125,000. For the three months ended March 31, 2011, the Company recorded stock-based compensation expense of $16,450.

At March 31, 2011, there was a total of approximately $473,550 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

Stock option activity for the three months ended March 31, 2011 is summarized as follows:

Three Months Ended March 31, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Granted	2,000,000	1.25
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2011	2,000,000	$1.25
Stock options exercisable at March 31, 2011	-	$-

The following table summarizes the shares of the Company's common stock issuable upon exercise of stock options outstanding at March 31, 2011:

Stock Options Outstanding				Stock Option Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.50	500,000	1.79	$0.50	-	$-
$1.00	500,000	2.79	1.00	-	-
$1.50	500,000	3.79	1.50	-	-
$2.00	500,000	4.79	2.00	-	-
	2,000,000	3.29	$1.25	-	$-

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

Warrants

Warrant activity for the three months ended March 31, 2011 is summarized as follows:

	Three Months Ended March 31, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Granted	600,000	0.75
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2011	600,000	$0.75
Warrants exercisable at March 31, 2011	600,000	$0.75

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.50 - 1.00	600,000	0.58	0.75	600,000	0.75
	600,000	0.58	$0.75	600,000	$0.75

NOTE 7 – COMMITMENT AND CONTINGENCIES

Somerset Financial Lawsuit

In October 2010, Somerset Financial Group Pension Trust sued New Bastion Development, Inc. Elliot Bellen, Laurie Bergmann and William Troy for the alleged breach of a promissory note in the amount of $72,500 plus interest, court costs and attorney’s fees.  The promissory note is secured by 24 property lots with a recorded value of approximately $240,000 as of December 31, 2010.  On March 20, 2012, Somerset received a Final Judgment of Foreclosure in the amount of $150,853.32 and the 24 Compass lots that are secured by lien are scheduled to be sold at a public auction on April 19, 2012 to the highest bidder.  The Company and Somerset are currently in discussions to resolve the matter and to avoid the auctioning of the properties.

Employment Agreement

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

MARCH 31, 2011

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

NOTE 8 – SUBSEQUENT EVENTS

Employment agreement

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

Common stock issued for services

On February 9, 2011, (employment date or grant date) NB Regeneration, a wholly-owned subsidiary of the Company entered into a five year employment agreement with Michael Sydow (The “Sydow Employment Agreement”) to serve as NB Regeneration’s Chief Executive Officer.  Upon execution, the Company granted 5,000,000 shares valued, for financial accounting purposes on the grant date at the contemporaneous private placement price of $0.25 per share for a total $1,250,000. The shares vest to Mr. Sydow as follows:   September 1, 2011, 1,000,000 shares; Upon the occurrence of the execution of a binding definitive agreement with Panamanian partners relative to the South American fertilizer project, 2,000,000 shares; 500,000 shares annually on the contract anniversary date years 2-5. In January of 2012 the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association. Under ASC 718 "Compensation - Stock Compensation", the Company will recognize the $1,250,000 value as follows: $250,000 on the September 1, 2011 vesting date; $500,000 upon satisfaction of the performance condition; and $500,000 pro rata over the 4 year vesting period. Accordingly, on September 1, 2011, the Company recorded stock-based compensation of $250,000 related to the issuance of the 1,000,000 vested common shares.

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

Common stock issued upon conversion of convertible notes payable

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and cash of $8,000 as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, in September 2011, the Company recorded a gain on extinguishment of debt of $67,402. The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, in September 2011, the Company recorded a gain on extinguishment of debt of $29,199.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

Common stock issued for cash

In March 2011, the Company initiated a $250,000 offering at $0.25 per share pursuant to Regulation D.  Subsequent to March 31, 2011, proceeds from this offering were $80,000, and the Company issued 320,000 shares of its common stock, “A” warrants to purchase 160,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 160,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors. On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants  (the “Warrants Inducement”), the Company offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

for every $0.50 “A” warrant exercised. In September 30, 2011, “A” warrants have been exercised for 110,000 shares of common stock for proceeds of $55,000. In connection with the Warrant Inducement, the Company valued the warrants inducement expense as the difference between the fair value of the warrants before the modification and after the modification on the inducement exercise date using the Black-Scholes pricing method.  The value of the warrant modification expensed was $4,678 for investors who exercised their warrants under the inducement offer and was included in interest expense in September 2011.

In March of 2012, the Company initiated a $1,000,000 offering at $0.05 per share pursuant to Regulation D.  On March 29, 2012, the Company has received proceeds from this offering of $20,000 and the Company issued 400,000 shares of its common stock.

Warrants issued for services

On August 24, 2011, the Company entered into a six month investor relations agreement beginning September 2, 2011 with Rubenstein Investor Relations, (“RIR”) New York.  Under the terms of the agreement, services will commence on September 1, 2011.  The agreement calls for a monthly fee of $8,250 per month and two-year warrants to purchase 200,000 shares of the Company’s common stock at $0.80 per share.  These warrants have a term of two years, with cashless exercise provisions.  The Company valued these warrant at $48,773 using the Black-Scholes pricing method and has recorded it as a prepaid expense to be expensed over the term of the contract.  Black-Scholes assumptions were as follows:  stock price of $0.25 based on recent private placement sales, exercise price of $0.80, volatility based on historical volatility of 347.4% expected term of the 2 years based on the contractual term and a discount rate of 0.19%.

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

On February 23, 2012 the Company was informed effective immediately it shares had been suspended from trading by the United States Securities and Exchange Commission (the “Commission”), and the Commission has initiated administrative proceedings File No. 3-14767 to determine whether revocation of the Company’s registration due to its delinquency in filing its periodic reports with the Commission pursuant to Section 12 of the Exchange Act. The Company filed an answer with affirmative defenses and is requesting that such administrative proceeding be dismissed.  There can be no assurance that the Company will be successful in being able to halt the Commissions efforts to revoke of the Company’s registration.

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

Plan of Operations

Currently, through our subsidiary, New Bastion Florida we own real estate inventories, consisting of 65 undeveloped plots of land and a 27 acre commercial parcel located primarily in Jackson County and Washington County, Florida.  The land plots are primarily located in the Panama City Beach/Marianna, Florida area (the “Panama City/Marianna area”) located in Northwest Florida, which is the last major undeveloped area in Florida. The first post-9/11 airport, Northwest Florida Beaches International Airport, broke ground on November 1, 2007 on 4,000 acres located in the Panama City/Marianna area.  The project was completed on May 23, 2010 and it serves as a gateway to Northwest Florida and its beautiful world-famous beaches. The airport serves Southwest Airlines and Delta Airlines, which together provide daily flights to key U.S. destinations, including cities serving as international gateways.  In April 2010, Northwest Florida was negatively impacted by the BP/Deep Horizon oil spill.  This environmental disaster had a negative impact on both tourism and real estate values.  Further, given the use of dangerous dispersants on a 1:1 basis, as spilled oil, it is unclear as to the ultimate effect that this spill and its cleanup efforts, will have on the environment, the food chain, and the health of area residents. As a result, the Company has decided to delay any development and future purchases until the lasting effects from the spill can be determined with more certainty.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the three months ended March 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the three months ended March 31, 2011 and 2010, we recorded an impairment loss on the properties of $168,700 and $0, respectively.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the three months ended March 31, 2011 and 2010, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011 and 2010, we did not recognize any revenues.

Costs and Expenses

For the three months ended March 31, 2011 and 2010, operating expenses amounted to $359,669 and $11,989, respectively, an increase of $347,680 or 2,900.0%.  Changes in operating expenses consisted of the following:

	Three Months ended March 31,
	2011	2010
Property taxes	$7,495	$7,230
Impairment loss on real estate inventories	168,700	-
Compensation and related benefits	69,050	-
Professional fees	96,219	-
General and administrative	18,205	4,759

	$359,669	$11,989

*

For the three months ended March 31, 2011, property taxes related to our undeveloped land increased by $265 and was attributable to the accrual of penalties and interest on unpaid real estate taxes offset by a reduction in real estate taxes incurred due to a decrease in the taxable values of the properties as determined by the respective country’s property appraisers office.

*

For the three months ended March 31, 2011, we recorded an impairment loss related to the reduction of the fair values of our real estate inventories which consists of undeveloped land.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  We compared the carrying value of our properties to the taxable value determined by the respective property appraiser’s tax bill and accordingly, for the three months ended March 31, 2011, we recorded an impairment loss on the properties of $168,700.

*

For the three months ended March 31, 2011, compensation and related benefits amounted to $69,050 as compared none for the same periods in 2010.  In February 2011, we entered into an employment agreement with the chief executive officer of our subsidiary, NB Regeneration. Pursuant to the employment agreement, we issued stock options to this employee. For the three months ended March 31, 2011, we recorded stock-based compensation of $16,500. We expect compensation and related benefits to increase as we continue to implement our business plan.

*

For the three months ended March 31, 2011, professional fees amounted to $96,219 as compared $0 for the same period in 2010.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and implement our business plan. During the three months ended March 31, 2011, we incurred consulting fees of $85,020 related to the development of business opportunities related to the construction of a facility and the production of nitrogen fertilizers used in the global agricultural market.

*

For the three months ended March 31, 2011, general and administrative expenses increased by $13,446 or 282.5% as compared to the same period in 2010.  During the three months ended March 31, 2011, the increase in general and administrative expenses primarily related to an increase in travel expenses incurred for the development of the NB Regeneration business. We expect general and administrative expenses to increase in the future at such time as we further implement of our business plan.

Other Expense

For the three months ended March 31 2011 and 2010, we recorded interest expense of $6,651 and $32,962, respectively, related to our notes and convertible notes payable. During the three months ended March 31, 2010, we recorded interest expense of $29,165 related to the amortization of previously recorded debt discount. We did not record such amortization in the 2011 periods.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2011 and 2010 was $366,320 and $44,951, respectively.

Net Loss Allocable to Common Shareholders

As a results of the recording of a cumulative preferred stock dividend, for the three months ended March 31, 2011 and 2010, net losses allocable to common shareholders were $372,620 and $50,221, or a net loss per common share of $0.02 and $0.00 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2011, we had a cash balance of $101,198.

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

Additionally, during the three months ended March 31, 2011, we received advances from our CEO of $15,000 and repaid $300 of these advances.  These funds were used to working capital purposes.

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

In March of 2012, we initiated a $1,000,000 offering at $0.05 per share pursuant to Regulation D.  On March 29, 2012, we received proceeds from this offering of $20,000 and we issued 400,000 shares of our common stock

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern on their audit opinion for the year ended December 31, 2010.

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

Operating activities

For the three months ended March 31, 2011 and 2010, net cash flows used in operating activities amounted to $79,348 and $7,575, respectively. For the three months ended March 31, 2011, net cash used in operations of $79,348 was primarily attributable to our net loss of $366,320 offset by the add back of non-cash items such as stock based compensation of $16,450 and an impairment of real estate inventories of $168,700, and changes in operating assets and liabilities of $101,822. For the three months ended March 31, 2010, net cash used in operation of $7,575 was primarily attributable to our net loss of $44,951 offset by the add back of non-cash interest expense of $29,165 and changes in operating assets and liabilities of  $8,211.

Financing activities

For the three months ended March 31, 2011 and 2010 net cash flows provided by financing activities was $164,700 and $7,879, respectively. In the 2011 period, we received proceeds from the sale of common stock of $150,000 and net proceeds from related party advances of $14,700. In the 2010 period, we received net proceeds from advances from related party of $7,879.

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

The following tables summarize our contractual obligations as of March 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes payable	$72,500	$72,500	$-	$-	$-
Convertible notes payable	79,000	79,000
Accrued compensation and benefits	49,600	49,600
Interest payments	23,067	23,067
Real estate taxes and penalties	75,043	75,043
Preferred dividends payable	66,952	66,952
Total contractual obligations	$366,162	$366,162	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were ineffective, in that they do not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is not accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

 Securities issued for cash

Date	Security/Value

March 2011	600,000 shares of common stock and warrants to purchase up to 600,000 shares of common stock for proceeds of $150,000.
July-Sept 2011	320,000 shares of common stock and warrants to purchase up to 320,000 shares of common stock for proceeds of $80,000.
July-Sept 2011	110,000 shares of common stock issued upon the exercise of warrants for proceeds of $55,000.

Securities issued for services

Date	Security/Value

February 2011	Stock option – 2,000,000 shares of common stock at exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.
February 2011	Common stock – 5,000,000 shares of common stock, subject to vesting. The common stock was valued at $1,250,000.
May 2011	Stock option – 2,000,000 shares of common stock at exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.
July 2011	Common stock – 50,000 shares of common stock for $12,500 in services.
August 2011	Warrant - 200,000 shares of common stock at $.80 per share for services.

Securities issued upon conversion of promissory notes

Date	Security/Value

September 2011	Common stock – 1,600,000 shares of common stock and cash of $8,000 to extinguish a total amount of debt outstanding of $67,402, including accrued interest.
September 2011	Common stock – 1,000,000 shares of common stock to extinguish a total amount of debt outstanding of $29,199, including accrued interest.

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

Item 4.

Mine Safety Disclosures.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit Number	Description
10.1	Employment Agreement- Michael Sydow dated February 9, 2011(incorporated by reference to our Form 8-K filed on 2/16/11)
10.2	Employment Agreement –Elliot Bellen dated May 16, 2011(incorporated by reference to our Form 10-Q for the period ended March 31, 2010 filed on 4/16/12)
10.3	Memorandum of Understanding between NB Regeneration, Inc., and United Advisory (incorporated by reference to our Form 8-K filed on 11/04/11)
10.4	Master Services Agreement with CH2M Hill dated February 1, 2012 (incorporated by reference to our Form 10-Q for the period ended March 31, 2010 filed on 4/16/12)
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company *
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Chief Financial Officer *

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