Form 10-Q
period 2011-09-30
NEW BASTION DEVELOPMENT, INC.
filed 2012-04-16
CIK 53500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

NEW BASTION DEVELOPMENT, INC.

FORM 10-Q

September 30, 2011

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from May 29, 2007 (Inception) to September 30, 2011 (Unaudited)	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the period from May 29, 2007 (Inception) to September 30, 2011 (Unaudited)	5-6
	Condensed Notes to Unaudited Financial Statements.	7-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4	Controls and Procedures.	24
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

 NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 13,058	$ 15,846
Prepaid expenses	47,937	11,050

Total Current Assets	60,995	26,896

Real estate inventories	635,300	804,000

TOTAL ASSETS	$ 696,295	$ 830,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Dividends payable	$ 79,552	$ 60,652
Notes payable	72,500	72,500
Convertible notes payable, net of discount	-	79,000
Advances from related party	13	163
Accounts payable	75,236	61,993
Accrued compensation and benefits	129,100	-
Accrued real estate taxes and penalties	79,534	67,549
Accrued interest payable	45,236	16,416

Total Current Liabilities	481,171	358,273

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY :
Convertible Preferred stock issuable, undesignated, no par,
5,000,000 authorized, none issued and outstanding	-	-
Series A, convertible preferred stock, $1,000 par value,
5,000,000 authorized, 210 and 210 issued and outstanding	210,000	210,000
Common stock $0.10 par value; 100,000,000 authorized,
24,518,753 and 20,088,753 issued and outstanding at September 30, 2011 and
December 31, 2010, respectively.	2,451,876	2,008,876
Additional paid-in-capital	555,462	256,311
Deficit accumulated during development stage	(3,002,214)	(2,002,564)

TOTAL STOCKHOLDERS' EQUITY	215,124	472,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 696,295	$ 830,896

The accompanying notes are an integral part of these consolidated financial statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the period from May 29, 2007 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011

SALES	$ -	$ -	$ -	$ -	$ 163,500

COST OF SALES	-	-	-	-	522,040

GROSS LOSS	-	-	-	-	(358,540)

COST AND EXPENSES
Property taxes	7,495	7,230	22,485	21,689	113,508
Impairment loss on real estate inventories	-	-	168,700	-	742,831
Loss on expiration of option to purchase real estate	-	-	-	-	51,445
Loss on real estate deposit	-	-	-	-	45,400
Impairment of property rights	-	-	-	-	65,308
Compensation and related benefits	394,434	-	588,600	-	588,600
Professional fees	58,496	-	196,194	-	196,194
General and administrative expense	16,996	11,292	50,273	24,742	591,606

Total Costs and Expenses	477,421	18,522	1,026,252	46,431	2,394,892

LOSS FROM OPERATIONS	(477,421)	(18,522)	(1,026,252)	(46,431)	(2,753,432)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	96,601	-	96,601	-	96,601
Interest expense	(37,889)	(19,112)	(51,099)	(108,350)	(239,359)

Total Other Income (Expenses)	58,712	(19,112)	45,502	(108,350)	(142,758)

NET LOSS	(418,709)	(37,634)	(980,750)	(154,781)	(2,896,190)

Preferred stock dividends	(6,300)	(6,352)	(18,900)	(17,905)	(106,024)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$ (425,009)	$ (43,986)	$ (999,650)	$ (172,686)	$ (3,002,214)

NET LOSS PER COMMON SHARE ALLOCABLE
TO COMMON SHAREHOLDERS:
BASIC AND DILUTED	$ (0.02)	$ -	$ (0.05)	$ (0.01)	$ (0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	20,781,766	19,608,753	21,008,900	19,608,753	18,916,679

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the period from May 29, 2007 (Date of Inception) to September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (980,750)	$ (154,781)	$ (2,896,190)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock-based compensation	412,536	-	465,096
Interest expense from inducement of debt conversion	4,678	-	4,678
Impairment loss on real estate	168,700	-	742,831
Impairment of property rights	-	-	65,308
Interest expense related to beneficial conversion feature	-	95,174	132,024
Bad debt expense	-	-	12,500
Loss on expiration of property rights	-	-	51,445
Gain on extinguishment of convertible debt	(96,601)	-	(96,601)
(Increase) decrease in assets
Inventories	-	-	522,040
Prepaid expenses	11,050	-	-
Increase (decrease) in liabilities
Accounts payable	13,243	1,364	82,505
Accrued compensation and benefits	129,100	-	129,100
Accrued real estate taxes and penalties	11,985	21,304	11,985
Accrued expenses	-	-	84,390
Accrued interest payable	46,421	7,745	41,162
Net cash used in operating activities	(279,638)	(29,194)	(647,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from sale of stock	230,000	-	429,050
Proceeds from exercise of warrants	55,000	-	55,000
Loan to related party	-	-	(12,500)
Partial payments on mortgage notes payable	-	-	(11,178)
Contributed capital	-	-	900
Advances from shareholders	21,000	22,915	23,748
Repayment of advances from shareholders	(21,150)	(18,654)	(23,735)
Repayments of notes payable	(8,000)	(2,500)	(90,500)
Repayments of notes payable, related parties	-	-	(50,000)
Proceeds from notes payable	-	30,000	290,000
Proceeds from notes payable, related parties	-	-	50,000
Net cash provided by financing activities	276,850	31,761	660,785

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,788)	2,567	13,058

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,846	56	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 13,058	$ 2,623	$ 13,058

NEW BASTION DEVELOPMENT, INC. & SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,		For the period from May 29, 2007 (Date of Inception) to September 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ 4,917	$ 30,275

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real Estate and mortgage payable and acquired in exchange for common stock	$ -	$ -	$ 145,000
Common stock issued in exchange for future real estate	$ -	$ -	$ 12,500
Common stock and options issued in exchange for future services	$ 61,273	$ -	$ 61,273
Property rights acquired in exchange for real estate	$ -	$ -	$ 65,308
Acquisition of property in exchange for preferred stock	$ -	$ -	$ 202,000
Acquisition of property in exchange for common stock	$ -	$ -	$ 1,305,000
Conversion of note payable and accrued interest into common stock	$ 8,000	$ -	$ 62,723
Dividends converted or paid in common stock	$ -	$ -	$ 46,539
Cancellation of stock based prepayments for properties	$ -	$ -	$ 12,500
Acquisition of property for assumed mortgage and preferred stock issuance	$ -	$ -	$ 400,000
Return of property for preferred stock and mortgage cancellation	$ -	$ -	$ 200,000
Satisfaction of mortgage in exchange for property	$ -	$ -	$ 100,000
Debt discount for Beneficial Conversion Feature values	$ -	$ 56,250	$ 66,159
Dividend on preferred stock	$ 18,900	$ 17,905	$ (106,024)
Debt discount for loan fee	$ -	$ 10,000	$ 10,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

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

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties or rights.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives.  As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $980,750 and $279,638, respectively, for the nine months ended September 30, 2011 and an accumulated deficit of $3,002,214 at September 30, 2011 and had no revenues. These matters raise substantial doubt about the company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2011. There were no balances in excess of FDIC insured levels as of September 30, 2011 and December 31, 2010.

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

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the nine months ended September 30, 2011 and 2010, the Company recorded an impairment loss on the properties of $168,700 and $0, respectively.

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

SEPTEMBER 30, 2011

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Other than the impairment of real estate inventories held for sale, the Company did not record any impairment charges during the nine months ended September 30, 2011 or 2010.

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

SEPTEMBER 30, 2011

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

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying statements of operations. For the nine months ended September 30, 2011 and 2010, advertising expense was $1,750 and $0, respectively.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2011 and 2010, the Company did not have any research and development activities.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Because the Company reported a net loss for the nine months ended September 30, 2011 and 2010, any common stock equivalents, including stock options, warrants, and shares issuable upon conversion of convertible debt were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30,	December 31,
	2011	2010
Warrants	760,000	-
Stock options	4,000,000	-
Convertible debt	-	6,320,000
Total	4,760,000	6,320,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2 – REAL ESTATE INVENTORIES

At September 30, 2011 and December 31, 2010, real estate inventories, consisting of 65 undeveloped plots of land and a 27 acre commercial parcel of land primarily in Jackson and Washington, Florida, consisted of the following:

Location	Subdivision	2011	2010
Jackson County, FL	Compass Lake	$418,500	$544,000
Washington County, FL	Sunny Hills	41,000	82,000
Jackson County, FL	Commercial	175,500	175,500
Flagler County, FL	Flagler County	300	2,500
		$635,300	$804,000

The Company evaluated the carrying value of the properties as of September 30, 2011. For the nine months ended September 30, 2011 and 2010, the Company recorded an impairment loss on the properties of $168,700 and $0, respectively. The properties are currently not being developed.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advanced from related party

The Company’s chief executive officer (“CEO”) from time to time, provided advances to the Company for working capital purposes. During the nine months ended September 30, 2011, CEO advanced funds of $21,000 and was repaid funds of $21,150.  During the nine months ended September 30, 2010, CEO advanced funds of $22,915 and was repaid funds of $18,654.  At September 30, 2011 and December 31, 2010, the Company had a payable to the CEO of $13 and $163, respectively. These advances were short-term in nature and non-interest bearing and are included in due to related party on the accompanying balance sheet.

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

During the nine months ended September 30, 2011 and 2010, interest of $0 and $4,917 was paid on the Somerset loan.

At September 30, 2011 and December 31, 2010, interest amounts due under the note amounted to $45,236 and $4,425, respectively. The weighted average interest rate on the Company’s short-term obligations was approximately 25%.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At September 30, 2011 and December 31, 2010, convertible notes payable consisted of the following:

	September 30, 2011	December 31, 2010
Convertible note payable, original principal of $62,500, entered into on May 26, 2009 with interest of 10% per annum, due on May 25, 2010. The note is payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. As of December 31, 2010, this note was in default. This note was extinguished in September 2011. See (a) below.	$-	$54,000

Convertible note payable, modified on January 17, 2010, with interest of 10% per annum, due on July 16, 2010. The modification is treated like a debt extinguishment and a new beneficial conversion value of $26,250 was recorded to be amortized over the term. The note was payable in cash or can be converted into shares of the Company's common stock at $0.0125 per share. However, the payee may not convert this note into shares so that the holder owns in the aggregate more than 9.9% of the then issued and outstanding shares of common stock of the Company. See (b) below.	-	25,000

Total convertible note payable	$-	$79,000

(a)

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and cash of $8,000 as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, the Company recorded a gain on extinguishment of debt of $67,402. The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

(b)

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, the Company recorded a gain on extinguishment of debt of $29,199.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

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

SEPTEMBER 30, 2011

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

On February 12, 2008 the Board of Directors authorized the offering to accredited investors only of Series A Convertible Preferred Stock at the offering price of $1,000 per share in exchange for real property and accordingly, in February 2008, the Company issued 210 shares of its Series A-3 preferred stock in exchange for real estate valued at $202,000. At September 30, 2011 and December 31, 2010, theses shares remain outstanding.

Common stock issued for cash

In March 2011, the Company initiated a $250,000 offering at $0.25 per share pursuant to Regulation D.  Proceeds from this offering were $230,000, and the Company issued 920,000 shares of its common stock, “A” warrants to purchase 460,000 shares of its common stock at an exercise price of $0.50, expiring six months following the purchase date and “B” warrants to purchase 460,000 shares of its common stock at an exercise price of $1.00, expiring 9 months following purchase date to five investors.  On July 29, 2011, in an effort to induce its warrant holders to exercise their $0.50 “A” warrants  (the “Warrants Inducement”), the Company offered to extend the term of the outstanding $1.00 “B” warrants by three months and to reduce the exercise price to $0.50 for every $0.50 “A” warrant exercised.  Through September 30, 2011, “A” warrants have been exercised for 110,000 shares of common stock for proceeds of $55,000. In connection with the Warrant Inducement, the Company valued the warrants inducement expense as the difference between the fair value of the warrants before the modification and after the modification on the inducement exercise date using the Black-Scholes pricing method.  The value of the warrant modification expensed was $4,678 for investors who exercised their warrants under the inducement offer and was included in interest expense on the accompanying statement of operations.

Common stock issued for services

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

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

In connection with issuance of these common shares, the Company recorded professional fees during the nine months ended September 30, 2011 of $5,208 with a remaining prepaid expense at September 30, 2011 of $7,292.

On February 9, 2011, (employment date or grant date) NB Regeneration, a wholly-owned subsidiary of the Company entered into a five year employment agreement with Michael Sydow (The “Sydow Employment Agreement”) to serve as NB Regeneration’s Chief Executive Officer.  Upon execution, the Company granted 5,000,000 shares valued, for financial accounting purposes on the grant date at the contemporaneous private placement price of $0.25 per share for a total $1,250,000. The shares vest to Mr. Sydow as follows:   September 1, 2011, 1,000,000 shares; Upon the occurrence of the execution of a binding definitive agreement with Panamanian partners relative to the South American fertilizer project, 2,000,000 shares; 500,000 shares annually on the contract anniversary date years 2-5. In January of 2012 the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association. Under ASC 718 "Compensation - Stock Compensation", the Company will recognize the $1,250,000 value as follows: $250,000 on the September 1, 2011 vesting date; $500,000 upon satisfaction of the performance condition; and $500,000 pro rata over the 4 year vesting period. Accordingly, for the nine months ended September 30, 2011, the Company recorded stock-based compensation of $250,000 related to the issuance of the 1,000,000 September 1, 2011 vested common shares.

Common stock issued upon conversion of convertible notes payable

On September 2, 2011, the Company entered into an agreement with the holder of a convertible promissory note that was in default to extinguish the total debt outstanding of $67,402, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,600,000 shares of the Company’s common stock and cash of $8,000 as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, the Company recorded a gain on extinguishment of debt of $67,402. The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

On September 19, 2011, the Company entered into an agreement with the holder of a convertible promissory note to extinguish the total debt outstanding of $29,199, including accrued interest.  Under the terms of the original agreement, the holder was able to convert the promissory note and interest at $0.0125 per share up to 9.9% of the issued and outstanding Company’s common stock.  The holder agreed to receive 1,000,000 shares of the Company’s common stock as complete settlement for the convertible promissory note.  Pursuant to ASB 470-20-40, since the convertible debt contained an embedded beneficial conversion feature, the amount of the reacquisition price allocated to the repurchased beneficial conversion was measured using the intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, the Company recorded a gain on extinguishment of debt of $29,199.  The shares received by the holder will be subject to a sales restriction agreement that prohibits the sale, transfer and hypothecation of the subject shares for a twenty-four (24) month period.

Other

In July 2011, the Company cancelled 250,000 shares of its common stock that were mistakenly issued in 2008.  The shares were tendered by the holder and submitted to the Company’s transfer agent for cancellation. The original amount of $250 was expensed during the year ending December 31, 2008 and this amount is deemed immaterial.

Stock options

In connection with the Sydow Employment Agreement, subject to continued employment, Mr. Sydow was also awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date beginning on January 13, 2012.  However, on January 10, 2012  the Company and Mr. Sydow agreed to delay any vesting of stock and options as delineated in the employment pending an amendment to the employment agreement or reshaping of their association.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $490,000 based upon the following range of Black-Scholes assumptions; exercise prices from $0.50 to $2.00, volatility from 372% to 448% using actual historical volatility, an expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized in years one through four, respectively, approximately $121,000, $121,000, $123,000 and $125,000. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $82,248.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

On May 16, 2011, the Company entered into a five year employment agreement with Elliot Bellen to serve as the Company’s Chief Executive Officer.  On the employment agreement date, subject to continued employment, Mr. Bellen was awarded  2,000,000 common stock options that cliff vest 500,000 per year over four years with first vesting date on January 1, 2012.  The options each have a term of one year from the vesting date and have exercise prices of $0.50, $1.00, $1.50 and $2.00 for each 500,000 that vest, respectively.  The value of these options on the grant date was approximately $486,000 based upon the following range of Black-Scholes assumptions; Exercise prices from $0.50 to $2.00, volatility from 353% to 430% using actual historical volatility, an expected term based on simplified method from 1 to 2.5 years and discount rate averaging 0.81% and is to be recognized $119,000, $121,000, $122,000 and $124,000 approximately in years one through four, respectively. For the nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $66,952.

At September 30, 2011, there was a total of approximately $826,800 of unrecognized compensation expense related to these non-vested option-based compensation arrangements.

Stock option activity for the nine months ended September 30, 2011 is summarized as follows:

Nine Months Ended September 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	-
Granted	4,000,000	1.25
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2011	4,000,000	1.25
Stock options exercisable at September 30, 2011	-	-

The following table summarizes the shares of the Company's common stock issuable upon exercise of stock option outstanding at September 30, 2011:

Stock Options Outstanding				Stock Option Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.50	1,000,000	1.29	$0.50	-	$-
$1.00	1,000,000	2.29	1.00	-	-
$1.50	1,000,000	3.29	1.50	-	-
$2.00	1,000,000	4.29	2.00	-	-
	4,000,000	2.79	$1.25	-	$-

Warrants

On August 24, 2011, the Company entered into a six month investor relations agreement beginning September 2, 2011 with Rubenstein Investor Relations, (“RIR”) New York.  Under the terms of the agreement, services will commence on September 1, 2011. The agreement calls for a monthly fee of $8,250 per month and two-year warrants to purchase 200,000 shares of the Company’s common stock at $0.80 per share.  These warrants have a term of two years, with cashless exercise provisions.  The Company valued these warrant at $48,773 using the Black-Scholes method and has recorded it as a prepaid expense to be expensed over the term of the contract.  Black-Scholes assumptions were as follows:  stock price of $0.25 based on recent private placement sales, exercise price of $0.80, volatility based on historical volatility of 347.4% expected term of the 2 years based on the contractual term and a discount rate of 0.19%. In connection with issuance of these stock options, the Company recorded professional fees during the nine months ended September 30, 2011 of $8,128 with a remaining prepaid expense at September 30, 2011 of $40,645.

NEW BASTION DEVELOPMENT, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Warrant activity for the nine months ended September 30, 2011 is summarized as follows:

	Nine Months Ended September 30, 2011
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Granted	1,230,000	0.74
Exercised	(110,000)	0.50
Forfeited	(360,000)	0.65
Balance at September 30, 2011	760,000	$0.81
Warrants exercisable at September 30, 2011	760,000	$0.81

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.50 - 1.00	760,000	0.72	0.81	760,000	0.81
	760,000	0.72	$0.81	760,000	$0.81

NOTE 7 – COMMITMENT AND CONTINGENCIES

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

SEPTEMBER 30, 2011

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

BP Oil Spill

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

NOTE 8 – SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the nine months ended September 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  For the nine months ended September 30, 2011 and 2010, we recorded an impairment loss on the properties of $168,700 and $0, respectively.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We did not record any impairment charges during the nine months ended September 30, 2011 and 2010, respectively.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

For the three and nine months ended September 30, 2011 and 2010, we did not recognize any revenues.

Costs and Expenses

For the nine months ended September 30, 2011 and 2010, costs and expenses amounted to $1,026,252 and $46,432, respectively, an increase of $979,820 or 2,110.0%. For the three months ended September 30, 2011 and 2010, operating expenses amounted to $477,421 and $18,523, respectively, an increase of $458,898 or 2,477.4%.  Changes in operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Property taxes	$7,495	$7,230	$22,485	$21,689
Impairment loss on real estate inventories	-	-	168,700	-
Compensation and related benefits	394,434	-	588,600	-
Professional fees	58,496	-	196,194	-
General and administrative	16,996	11,293	50,273	24,743

	$477,421	$18,523	$1,026,252	$46,432

*

For the three and nine months ended September 30, 2011, property taxes related to our undeveloped land increased by $265 and $796, respectively, and was attributable to the accrual of penalties and interest on unpaid real estate taxes offset by a reduction in real estate taxes incurred due to a decrease in the taxable values of the properties as determined by the respective country’s property appraisers office.

*

For the nine months ended September 30, 2011, we recorded an impairment loss related to the reduction of the fair values of our real estate inventories which consists of undeveloped land.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  We compared the carrying value of our properties to the taxable value determined by the respective property appraiser’s tax bill and accordingly, for the nine months ended September 30, 2011, we recorded an impairment loss on the properties of $168,700.

*

For the three and nine months ended September 30, 2011, compensation and related benefits amounted to $394,434 and $588,600, respectively, as compared none for the same periods in 2010.  During 2011, we entered into employment agreements with our chief executive officer and the chief executive officer of our subsidiary, NB Regeneration. Pursuant to the employment agreements, we issued common stock and/or stock options to these employees. For the three and nine months ended September 30, 2011, we recorded stock-based compensation of $327,534 and $399,200, respectively, We expect compensation and related benefits to increase as we continue to implement our business plan.

*

For the nine months ended September 30, 2011, professional fees amounted to $196,194 as compared to $0 for the same period in 2010.  For the three months ended September 30, 2011, professional fees amounted to $58.496 as compared to $0 for the same period in 2010.  We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and implement our business plan. During the three and nine months ended September 30, 2011, we incurred consulting fees of $7,380 and $118,540 related to the development of business opportunities related to the construction of a facility and the production of nitrogen fertilizers used in the global agricultural market.

*

For the nine months ended September 30, 2011, general and administrative expenses increased by $25,530 or 103.2% as compared to the same period in 2010.  For the three months ended September 30, 2011, general and administrative expenses increased by $5,703 or 50.5% as compared to the same period in 2010.   During the three and nine months ended September 30, 2011, the increase in general and administrative expenses primarily related to an increase in travel expenses incurred  for the development of  or NB Regeneration business. We expect general and administrative expenses to increase in the future at such time as we further implement of our business plan.

Other Income (Expense)

For the nine months ended September 30, 2011 and 2010, we recorded interest expense of $51,099 and $108,350, respectively, related to our notes and convertible notes payable. For the three months ended September 30, 2011 and 2010, we recorded interest expense of $37,889 and $19,112, respectively, related to our notes and convertible notes payable. During the three and nine months ended September 30, 2011, we recorded additional default interest expense of $27,155, respectively, related to a note payable in default.

During the three and nine months ended September 30, 2010, we recorded interest expense of $14,102 and $95,174 related to the amortization of previously recorded debt discount, respectively. We did not record such amortization in the 2011 periods. Additionally, in September 2011, in connection with the extinguishment of convertible notes payable, we recorded a gain on the extinguishment of such debt of $96,601.

Net Loss

As a result of the factors described above, our net loss for the nine months ended September 30, 2011 and 2010 was $980,750 and $154,781, respectively. Our net loss for the three months ended September 30, 2011 and 2010 was $418,709 and $37,634, respectively.

Net Loss Allocable to Common Shareholders

As a results of the recording of a cumulative preferred stock dividend, for the nine months ended September 30, 2011 and 2010, net losses allocable to common shareholders were $999,650 and $172,686, or a net loss per common share of $0.05 and $0.01 (basic and diluted), respectively. For the three months ended September 30, 2011 and 2010, net losses allocable to common shareholders were $425,009 and $43,986, or a net loss per common share of $0.02 and $0.00 (basic and diluted), respectively.

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

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2011, we had a cash balance of $13,058.

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

Additionally, during the nine months ended September 30, 2011, we received advances from our CEO of $21,000 and repaid $21,150 of these advances.

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

Operating activities

For the nine months ended September 30, 2011 and 2010, net cash flows used in operating activities amounted to $279,638 and $29,194, respectively. For the nine months ended September 30, 2011, net cash used in operations of $279,638 was primarily attributable to our net loss of $980,750 offset by the add back of non-cash items such as stock based compensation of $412,536, an impairment of real estate inventories of $168,700, and a gain on extinguishment of convertible debt of $96,601, and changes in operating assets and liabilities of $211,799. For the nine months ended September 30, 2010, net cash used in operation of $29,194 was primarily attributable to our net loss of $154,781 offset by the add back of non-cash interest expense of $95,174 and changes in operating assets and liabilities of  $30,413.

Financing activities

For the nine months ended September 30, 2011 and 2010 net cash flows provided by financing activities was $276,850 and $31,761, respectively. In the 2011 period, we received proceeds from the sale of common stock of $230,000 and proceeds from the exercise of warrants of $55,000 and paid $8,000 of notes payable and net payments on related party advances of $150. In the 2010 period, we received proceeds from notes payable of $30,000 and net proceeds from advances from related party of $4,261 and repaid notes of $2,500.

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

The following tables summarize our contractual obligations as of September 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Notes payable	$72,500	$72,500	$-	$-	$-
Accrued compensation and benefits	129,100	129,100
Interest payments	45,236	45,236
Real estate taxes and penalties	79,534	79,534
Preferred dividends payable	79,552	79,552
Total contractual obligations	$405,922	$405,922	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011 the Company’s disclosure controls and procedures were ineffective, in that they do not provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is not accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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